Form 10QSB
period 1996-03-31
QUANTECH LTD /MN/
filed 1996-05-15
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities EXchange Act of 1934

For Quarter Ended:                                       Commission File Number
March 31, 1996                                                 0-19957

                                 Quantech, Ltd.
       (Exact name of small business issuer as specified in its charter)

        Minnesota                                          41-1709417
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
                (Issuer's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 46,934,893 shares of Common Stock, par value $.01 per share, outstanding as of May 6, 1996.

Transitional small business disclosure format (check one):  Yes      No    X

PART I

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                   (Unaudited)
                                                      March 31,        June 30,
                                                         1996            1995
                                                    ------------      ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $  167,117     $    4,276
  Other current assets                                    38,261         37,222
                                                     -----------       --------
                                                         205,378         41,498
                                                     -----------       --------
EQUIPMENT
  Equipment                                              237,136         87,347
  Leasehold Improvements                                  15,000          8,000
                                                     -----------       --------
                                                         252,136         95,347
   Less:accumulated depreciation                         (69,141)       (41,257)
                                                     -----------       --------
                                                         182,995         54,090
OTHER ASSETS
  Deferred offering costs                                      0         76,437
  License agreement, at cost, less amortization        2,376,278      2,544,110
  Organization expenses, at cost, less amortization        8,462         19,825
                                                     -----------      ---------
                                                       2,384,740      2,640,372
                                                     -----------      ---------
TOTAL  ASSETS                                         $2,773,113     $2,735,960
                                                     ===========     ==========
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                     $   28,872 $    2,628,120
  Accounts Payable                                       144,937        785,121
  Accrued Expenses:
    Minimum Royalty Commitment                            18,750        562,500
    Spectrum Diagnostics Inc. obligations                 65,000         65,000
    Other                                                 17,500        404,358
                                                      ----------      ---------
   Total Current Liabilites                              275,059      4,445,099
                                                      ----------      ---------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized
    60,000,000 shares issued and
   outstanding 40,659,893 shares at March 31,
   1996; and 6,840,000 at June 30, 1995              $   406,599     $   68,400
  Additional paid-in capital                          11,997,692      6,328,338
  Subscriptions receivable                               (20,000)       (20,000)
  Deficit accumulated during the development stage    (9,886,237)    (8,085,877)
                                                      ----------      ---------
  Total Stockholders Equity (Deficit)                  2,498,054     (1,709,139)
                                                      ----------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $ 2,773,113     $2,735,960
                                                     ===========     ==========



                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED

                                                                                                        Period From
                                                                                                      September 30, 1991
                                       Three months   Three months     Nine months    Nine months        (Date 0f
                                            Ended          Ended           Ended          Ended        Inception), to
                                          March 31,      March 31,       March 31,      March 31,        March 31,
                                             1996           1995            1996          1995              1996
                                       -----------     -----------     -----------   -------------     -----------

Interest Income                       $     10,983    $       --      $     23,310  $        --       $     71,199
                                       -----------     -----------     -----------   -------------     -----------

Expenses:
  General & Administrative                 270,769         292,186         919,506         902,981       5,842,303
  Research and development                 238,294         166,004         691,585         342,000       2,231,003
  Minimum royalty expense                   18,750          43,750         106,250         131,250         868,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.             --              --              --              --           556,150
  Net exchange (gain)                         --              --              --              --           (67,172)
  Financing                                  3,501          51,022         106,329         147,677         483,807
                                       -----------     -----------     -----------   -------------     -----------
                                           531,314         552,962       1,823,670       1,523,908       9,914,841
                                       -----------     -----------     -----------   -------------     -----------
Loss before income taxes                  (520,331)       (552,962)     (1,800,360)     (1,523,908)     (9,843,642)
Income taxes                                  --              --              --              --            42,595
                                       -----------     -----------     -----------   -------------     -----------
Net loss                              $   (520,331)   $   (552,962)   $ (1,800,360)   $ (1,523,908)   $ (9,886,237)
                                       ===========     ===========     ===========    ============     ===========
Loss per common share                 $      (0.01)   $      (0.12)   $      (0.07)   $      (0.32)   $      (1.23)
Weighted average common shares
  outstanding                           40,659,893       4,690,000      25,793,027       4,690,000       8,036,465

                                  QUANTECH LTD
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1995

                                                                         Deficit
                                                                       Accumulated
                                                                         During
                                              Par         Additional       the                       Paid for    Due      Cumulative
                                Shares       Value         Paid-In      Development   Subscriptions   Not        From    Translation
                                Issued       Amount        Capital         Stage       Receivable     Issued    Officers  Adjustment
                                ----------------------------------------------------------------------------------------------------

Balance at Inception

Net Loss                                                                ($3,475,608)

Common stock transactions:
 Common stock issued,
  October 1991                   3,200,000   $3,154,574
 Common stock issued,
  November 1991                    600,000     $611,746     $1,788,254
 Common stock issuance
  costs                                                      ($889,849)
 Cumulative translation
  adjustment                                                                                                               $387,754
 Common stock issued,
  September 1992                   700,000     $699,033       $875,967                  ($53,689)
 Common stock issuance costs                                 ($312,755)
 Common stock to be issued                                                                          $120,000
 Cumulative translation
  adjustment                                                                                                              ($209,099)
 Elimination of cumulative
  translation adjustment                                                                                                  ($178,655)
Officers advances, net                                                                                         ($27,433)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1992       4,500,000   $4,465,353     $1,461,617  ($3,475,608)    ($53,689)   $120,000   ($27,433)         $0

Net loss                                                                  ($996,089)
Common stock transactions:
 Common stock issued,
   January 1993                    160,000       $1,600       $118,400                             ($120,000)
 Common stock issued,
   April 1993                       30,000         $300        $11,700
 Change in common stock par
   value resulting from merger
 Change in common stock par
   value resulting from merger              ($4,420,353)    $4,420,353
Repayments                                                                                                       $5,137
                                ----------------------------------------------------------------------------------------------------
Balance,June 30, 1993            4,690,000      $46,900     $6,012,070  ($4,471,697)    ($53,689)         $0   ($22,296)         $0

Net loss                                                                ($1,543,888)
240,000 shares of common
 stock to be issued                                                                                  $30,000
Repayments                                                                              $53,689                 $22,296
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 1994           4,690,000      $46,900     $6,012,070  ($6,015,585)         $0      $30,000         $0          $0

Net loss                                                                ($2,070,292)
Common stock issued, June 1995   2,150,000      $21,500       $276,068                 ($20,000)    ($30,000)
Warrants issued for services                                   $40,200
                                ----------------------------------------------------------------------------------------------------
Balance June 30, 1995            6,840,000      $68,400     $6,328,338  ($8,085,877)   ($20,000)          $0         $0          $0

Common stock issued , Sept. 95  13,200,000     $132,000     $2,750,952
Debenture conversions
 including accrued interest
 to 9/30/95                      7,484,896      $74,849     $1,085,647
Compensation expense recorded
 on stock option grants                                       $125,000
Common stock issued Nov. 1995    1,897,840      $18,978       $415,482
Debenture conversions
 including accrued interest
 to 12/31/95                    11,237,157     $112,372     $1,292,273
Net Loss                                                                ($1,800,360)
                                ----------------------------------------------------------------------------------------------------
Balance March 31, 1996
 (Unaudited)                    40,659,893     $406,599    $11,997,692  ($9,886,237)   ($20,000)          $0        $0           $0
                                ====================================================================================================

                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                          Period From
                                                                                                         September 30,
                                                                         Nine              Nine              1991
                                                                        Months            Months           (Date of
                                                                        ended             ended         Inception), to
                                                                       March 31,         March 31,         March 31,
                                                                         1996              1995              1996
                                                                   ---------------   --------------    ---------------
Cash Flows From Operating Activities
 Net Loss                                                          $    (1,800,360)  $   (1,523,908)   $   (9,886,237)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                              --               --          (178,655)
  Depreciation                                                              27,884           22,786           115,495
  Amortization                                                             179,195          179,195         1,068,548
  Noncash compensation and interest                                        125,000           90,200           427,200
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                    --               --           556,150
  Write down of investment                                                      --               --            67,500
  Change in assets and  liabilities,
   net of effects  from  purchase of Spectrum
   Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                                  (1,039)         (25,596)          (38,261)
    Increase (decrease)in accounts payable                                (640,184)         261,964           143,382
    Increase (decrease) in accrued expenses                               (536,784)         102,708           475,747
                                                                        -----------     -----------       -----------
     Net cash used in operating activities                              (2,646,288)        (892,651)       (7,249,131)
                                                                        -----------     -----------       -----------

Cash Flows From Investing Activities
 Purchase of property and equipment                                       (156,789)         (17,922)         (291,519)
 Organization expenses                                                          --               --           (97,547)
 Officer advances                                                               --               --          (109,462)
 Purchase of investment                                                         --               --          (225,000)
 Purchase of license agreement                                                  --               --        (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                         --               --          (320,297)
 Prepaid securities issuance costs                                              --               --           (22,943)
 Purchase of Spectrum Diagnostics, Inc., net of cash                            --               --                --
  and cash equivalents acquired                                                 --               --        (1,204,500)
                                                                        -----------     -----------       -----------
   Net cash used in investing activities                                  (156,789)         (17,922)       (4,221,268)
                                                                        -----------     -----------       -----------

Cash Flows From Financing Activities
 Net proceeds from the sale of common stock                         $    3,312,952      $        --       $ 9,245,063
 Proceeds on debt obligations                                                   --        1,006,172         2,627,880
 Payments on debt obligations                                             (347,034)         (59,863)         (438,669)
                                                                        -----------     -----------       -----------
  Net cash provided by financing activities                              2,965,918          946,309        11,434,274
                                                                        -----------     -----------       -----------

Effect of Exchange Rate Changes on Cash                                         --               --           203,242
                                                                        -----------     -----------       -----------
   Net increase in cash                                                    162,841           35,736           167,117
Cash
 Beginning                                                                   4,276           36,167                --
                                                                        -----------     -----------       -----------
 Ending                                                             $      167,117      $    71,903       $   167,117
                                                                        ===========     ===========       ===========


                                  QUANTECH LTD.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and its cash flows for the three-month and nine month periods ended March 31, 1996 and March 31, 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2. DEBT CONVERSION
The Holders of the 8% debentures due September 1995, totaling $977,500 plus accrued interest, converted these amounts to Common Stock at conversion prices ranging from $.125 to $.25 per share on September 30, 1995. In total, including accrued interest to September 30, 1995, these debentures were converted to 7,484,896 shares of Common Stock. The Holders of the notes due March 1996, totaling $1,230,000 plus accrued interest, converted these amounts to Common Stock at a conversion price of $.125 per share on December 31, 1995. Principal and interest on these notes were converted into 11,237,157 shares of Common Stock.

Note 3. PRIVATE PLACEMENT CLOSING
In September 1995, the Company received $2,882,952 of net proceeds as a result of the completion of a private placement of the Company's Units at $1.00 per Unit. In November 1995, the Company received $430,000 of net proceeds from the sale of the Units at $ 1.00 per Unit. Each Unit consisted of four shares of Common Stock and a warrant to purchase one share of Common Stock. The Company used the proceeds from the offering for payment of bridge loans, including interest, royalty due under the license referenced in Note 4, accounts payable and accrued expenses, purchase of fixed assets and working capital.

Note 4. LICENSE AGREEMENT
The Company has a license agreement for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense (provided that, until July 1996, the sublicense payments shall be in an amount not less than 1/2 percent of the net sales of the products sublicensed). If the cumulative payments of these two royalties fail to reach at least $1,000,000 by December 31, 1997, the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of May 6, 1996 the Company has paid $850,000 in minimum royalties and will owe the balance of $150,000 on December 31, 1997.

Note 5. SUBSEQUENT EVENT
On May 3, 1996, the Company completed a private placement of its Common Stock at $.60 per share which provided approximately $3,350,000 of net proceeds. The Company intends to apply the proceeds of such offering, along with cash on hand, to expenses relating to product development, FDA submission, establishing sales and marketing and production capabilities and to provide working capital.


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History

     Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum
Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration will consist of a small, bench top instrument and a series of disposable slides with multiple tests per slide. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine, saliva) without preparation or addition or reagents. The Company's initial focus is to develop
SPR for the hospital emergency room point-of-care ("POC") medical diagnostic market. Its first test will aid physicians in assessing whether a patient has suffered a heart attack.

Results of Operations

     Quantech is a development stage company which has suffered losses from operations and will require additional financing to commercialize its product. The Company's product development must be completed, FDA approval obtained, the product introduced to the market and ultimately Quantech will need to successfUlly attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has incurred a net loss of $9,886,237 from September 30, 1991 (date of inception) through March 31, 1996 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to the research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

     For the three and nine months ended March 31, 1996 the Company had interest income of $10,983 and $23,310, respectively, compared to $0 in the same periods of 1995, due to cash on hand as a result of funds remaining from Quantech' s private placement in the first quarter of fiscal 1996. General and administration expenses decreased from $292,186 to $270,769 for the three months ended March 31, 1995 compared to 1996 and increased from $902,981 to $919,506 for the nine months ended March 31, 1995 as compared to the same period in 1996. General and administration expenses, although appearing to remain basically flat in the comparative three and nine month periods, have in fact changed modestly in how funds are expended in such category. In each quarter of fiscal 1996, Quantech has been able to reduce the significant general and administration expenses it has incurred in the past relating to professional fees, consulting arrangements and other expenses required to maintain an inadequately funded organization. Quantech believes its general and administration expenses for the three months ended March 31, 1996 reflect normal operations. Such expenses are expected to increase in the future as the Company expands in anticipation of introduction of its product to the market in the third quarter of fiscal 1997.

     Research and development costs increased from $166,004 to $238,294 for the three months ended March 31, 1995 compared to the same period in 1996, while such costs for the nine months ended March 31, 1995 and 1996 also increased from $342,000 to $691,585, respectively. These increases are a result of accelerated research and development activity including hiring of employees and engaging firms to perform contract development work. Minimum royalty expense decreased for the three and nine month periods ending March 31, 1996 as compared to the same 1995 periods as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono.

     For the three months ended March 31, 1996 Quantech had a loss of $520,331 as compared to $552,962 for the three months ended March 31, 1995. Such decrease in net loss was a result of greater interest income and lower general and administrative, minimum royalty and financing expenses for the three months ended March 31, 1996 without an offsetting rise in research and development expenses. For the nine months ended March 31, 1996 the loss was $1,800,360 compared to $1,523,908 for the same period in 1995. This increase was a result of the rise in research and development expenses in the 1996 nine month period offsetting decreases in such period in general and administrative, minimum royalty and financing expenses.

     Management believes the reduction from prior periods in general and administration and financing expenses while research and development expenses have increased reflects the Company's current stability. Quantech is now able to apply an appropriate amount of funds to pursue the development and commercialization of its product. The Company believes it will be able to continue to apply funds to the areas most appropriate to complete its system and introduce it to the market. This forward looking information regarding the anticipated use of funds will be influenced, however, by the timing of product introduction, need for additional capital and other factors beyond the Company's control.

     In fiscal 1996, the Company has continued to contract for the development of its prototype instrument and its manufacture; continued to develop the chemistries necessary to do specific tests; contracted the development of the disposable slides for the tests; and continued to raise the necessary funds to stay in operation. Management anticipates that a system suitable to begin FDA clinical work will be available in the summer of 1996. The next major step for the Company will be to submit its system to the FDA for approval which is anticipated in the fall of 1996. At the time of submission to the FDA, the system is expected to be ready for the commercial market and marketing in the United States will proceed upon approval by the FDA. Such FDA approval is anticipated in the first calendar quarter of 1997. This timetable will be influenced by the Company's ability to complete prototype development of its system and necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system.

Liquidity and Capital Resources

     From inception to May 6, 1996, Quantech has raised approximately $15,500,000 through a combination of public stock sales, private stock sales and debt obligations. Additional funds will be needed to establish sales and marketing and production capabilities and to begin any significant sales of the Company's product once development is completed. There can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders.

     Since its fiscal year ended June 30, 1995, Quantech has had a number of events occur affecting its capital resources. With regard to debt conversion transactions, holders of Quantech 8% debentures due September 30, 1995, totaling $977,500 plus accrued interest, on such date converted these amounts to Common Stock at conversion prices ranging from $.125 to $.25 per share. In total, including accrued interest to September 30, 1995, these debentures were converted into 7,484,896 shares of Common Stock. In addition, holders of notes due March 19, 1996, totaling $1,230,000 plus accrued interest, converted these notes to Common Stock at a conversion price of $.125 per share on December 31, 1995. In total, including accrued interest, these notes were converted into 11,237,157 shares of Common Stock.

     Quantech has also completed three private offerings of its Common Stock. In September 1995, the Company received $2,882,952 of net proceeds as a result of completion of a private placement of Units at $1.00 per Unit. In November 1995, it received $430,000 of net proceeds also from the private placement of $1.00 Units. Each Unit consisted of four (4) shares of Company Common Stock and a warrant to purchase one share of Common Stock at $.25 per share. The Company used the proceeds from these offerings for payment of bridge loans, including interest, minimum royalties due under its license with Ares-Serono, accounts and accrued payables, purchased equipment and for working capital.

     On May 3, 1996, Quantech completed its third private offering of 6,250,000 shares of Common Stock at $.60 per share. Such offering provided the Company with net proceeds of approximately $3,350,000. Quantech intends to apply the proceeds of such offering, along with cash on hand, to expenses relating to product development, FDA submission, establishing sales and marketing and production capabilities and to provide working capital. Although current funds are expected to allow the Company to proceed through FDA approval of its system, Quantech will not have sufficient funds to commence commercial production of its system. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from lenders.

     For the nine  months  ended  March  31,  1996,  Quantech  incurred  capital expenditures of approximately $156,000. The Company anticipates capital expenditures for the three months ended June 30, 1996 to be in excess of $450,000 for the purchase of production and laboratory equipment. Capital expenditures for future quarters will be necessary for production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

     The Company currently has outstanding 46,934,893 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 15,470,103 shares.

Issued but not yet adopted Accounting Standard

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will be required to adopt Statement No. 123 in fiscal 1997. Quantech has not yet determined what effect, if any, Statement No. 123 will have on the financial statements.

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings
                  Not Applicable

Item 2.           Changes in Securities
                  Not Applicable

Item 3.           Defaults upon Senior Securities
                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5.           Other Materially Important Events

     On April 23, 1996, a group of three shareholders of Quantech Ltd., calling itself The Group for the Maximization of Shareholder Value of Quantech Ltd. (the "Group"), notified the Company that it had filed a Schedule 13D with the Securities and Exchange Commission. The Group, which indicates that it owns 6.7% of the Company's shares, said in its filing that it believes the Company's present Board of Directors and senior management are not maximizing shareholder value. The Group has requested the resignation of two management directors and the appointment of four board members to be designated by the Group. None of the proposed new board members are identified in the Schedule 13D. The Company does not agree with the Group's requests and has communicated such to the Group.

Item 6.           Exhibits and Reports on Form 8-K
                  a. Exhibits -
                     27 - Financial Data Schedule
                          (filed with electronic version only)

                  b. Reports on Form 8 - K - None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               QUANTECH LTD

                                               /s/ R.H. Joseph Shaw
                                               R.H. Joseph Shaw
                                               President and Chief Executive
                                               Officer

                                               /s/ Gregory G. Freitag
                                               Gregory G. Freitag
                                               Chief Financial Officer

Date: May 7, 1996

                                 EXHIBIT INDEX

Exhibit No.         Description

   27               Financial Data Schedule
                    (filed with electronic version only)