Form 10KSB
period 1996-06-30
QUANTECH LTD /MN/
filed 1996-08-20
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1996

                         Commission file number 0-19957


                                  QUANTECH LTD.
                 (Name of Small Business Issuer in its Charter)

    Minnesota                                                   41-1709417
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

                             1419 Energy Park Drive
                            St. Paul, Minnesota 55108
               (Address of Principal Executive Offices; Zip Code)

          Issuer's Telephone Number Including Area Code: (612) 647-6370

           Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X]   Yes     No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended June 30, 1996 were $0.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of August 8, 1996, was approximately $41,582,937 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares  of  Common  Stock,  $.01 par  value,  outstanding  on  August  8,  1996:
46,900,759 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No  [X]

                                      INDEX


PART I                                                                   Page
                                                                         ----
   Item 1. Description of Business....................................     3
   Item 2. Description of Property....................................    18
   Item 3. Legal Proceedings..........................................    18
   Item 4. Submission of Matters to a Vote of Security Holders........    18

PART II
   Item 5. Market for Common Equity and Related Stockholder Matters...    19
   Item 6. Management's Discussion and Analysis or Plan of Operation..    19
   Item 7. Financial Statements.......................................    24
   Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................    24

PART III
   Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance  with Section 16(a) of the Exchange Act.........    41
   Item 10.Executive Compensation.....................................    42
   Item 11.Security Ownership of Certain Beneficial Owners and
           Management.................................................    42
   Item 12.Certain Relationships and Related Transactions.............    42
   Item 13.Exhibits and Reports on Form 8-K...........................    43

Signatures...........................................................     44

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

     Quantech Ltd. ("Quantech" or the "Company") is a development stage company incorporated in the State of Minnesota seeking to commercialize its Surface Plasmon Resonance ("SPR") technology. The Company's initial focus is the development of SPR for the hospital point-of-care ("POC") medical diagnostic market. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple, economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration will consist of a small, bench top instrument and a series of disposables, each offering a particular test or series of tests. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g., whole blood, urine, saliva) without preparation or addition of reagents.

     Quantech's business strategy is to capitalize on the flexibility, extreme sensitivity and relatively low cost of its diagnostic system to penetrate and expand the POC market. Quantech's intended entry into the POC market will be Critical Care Units of hospitals, the first unit being the Emergency Department ("ED") where the most pressing and unmet customer needs are found. Of the current POC market segment, approximately 85% is represented by testing in Critical Care Units. The Critical Care Units represent a significant market as they require a number of rapid turn-around tests. Although there are some POC tests available for the Critical Care Units, the Company is not aware of any currently existing POC product that provides a single instrument that will perform most of the tests required in the Critical Care Units and especially the ED. Additionally, there is minimal current competition for POC products in the ED from the large, multinational companies that are presently focused on serving the central lab market.

     There are approximately 30 commonly ordered tests in the ED, all of which are ordered STAT (very urgent). Some of the most important diagnostic tests in the ED are cardiac markers. These tests help to identify whether a patient experiencing chest pain has suffered a myocardial infarction (heart attack). Current POC competition for this approximately $500 million annual market consists of colorimetric, non-quantitative disposable kits. Quantech's first two tests, intended to be introduced in early calendar 1997, are expected to quantify these markers in two to five minutes through its objective, computer-controlled system. Similar results are presently available from the central lab in 60 to 90 minutes. Quantech's price to the customer will be less than the existing POC products while offering the advantages of rapid quantification and cost reduction when compared to the central lab.

         Quantech believes the benefits of its system over other POC systems are that the same instrument is expected to be able to be used for a full range of tests and provide quantitative results. After the initial introduction of tests for myocardial infarction, the Company intends to introduce additional tests at the rate of at least one per quarter. Selection of these tests will be based upon market demand, ease of development, regulatory hurdles and profit margins. The Company plans to expand into other critical care diagnostic markets which have needs similar to the ED. The capabilities of the Quantech system as a broad, flexible diagnostic testing platform should meet the needs identified by the POC market and the Company's marketing strategy is expected to enable it to be competitive in the global medical diagnostics market.

Strategy

     Quantech's objective is to establish its SPR biosensor diagnostic technology as the standard for critical POC diagnostics and steadily expand the number of its tests available for its system through the introduction of additional disposables. To reach that objective, Quantech intends to do the following:

         o Finalize the development of its prototype system for hospital Emergency Departments (initially configured for the cardiac marker CK-MB).
         o Submit the system to the FDA for regulatory review by the end of calendar 1996.
         o Market this initial system (including evaluating strategic partners with established distribution channels) in the spring of 1997.
         o Develop additional cardiac markers (specifically, Troponin, Myoglobin, Myosin and CA-III).
         o Develop additional markers for other high demand critical care tests in medical diagnostic testing (specifically, pregnancy, therapeutic drugs such as Digoxin, drugs of abuse and infectious diseases).
         o        Assess capabilities of SPR in nonmedical testing applications.

Product Description

     The Instrument

     The Quantech instrument will be designed to fill the anticipated needs of Critical Care Units and in particular the ED. The instrument will be of a size capable of sitting on a desk or tabletop and moved from room to room if necessary. It contains a white light source, a microprocessor, a number of optical components, a computer touch screen and a drawer mechanism. The light is split into two parts, a unique development of the Company, that enables the user to read whole blood samples and provides a base line so quantitative results may be obtained. The computer touch screen will display results of a given test and enable the user to enter both a user number and the patient or specimen ID number. The data or results produced by the instrument will also be stored on its hard drive, thereby allowing the user to download data to a central computer upon demand, and may be provided on a hard copy through use of an integrated printer. A bar-code reader will identify the disposable employed and contain certain calibration information necessary to effectively maintain quality control. Most importantly, the instrument will be designed to be compatible with new test disposables if and when they are introduced to the market. As a result, when Quantech adds tests through the introduction of new disposables, its original instrument will accommodate these various tests without a need for additional hardware or software or training of ED personal.

     Because of the small size and configuration of the instrument it will be able to be located at bedside. It is anticipated that Critical Care Units such as the ED will have several of these instruments at various locations. For customers who wish to purchase the instrument, the retail price is anticipated to be between $18,500 and $25,000. There will also be several industry standard reagent rental programs based upon the number of disposables purchased.

     Disposables

     Quantech's disposable slide consists of an injection molded plastic carrier containing up to four metal coated grating surfaces. The metallic surface is overlaid with reagents that react specifically with the analyte to be identified and measured. One unique aspect of the Quantech disposable will be the ability to attach a standard vacutainer tube, complete with its top intact, to the disposable so that it is easy to use and the user has minimal exposure to the patient sample. The disposables will be configured identically for all of the tests manufactured by the Company. The only difference between the disposables will be the reagents coated on each grating to define the particular test. Future disposables for certain tests may also be configured to handle samples of urine, saliva, or other body fluid.

     Unlike the majority of other disposables on the market, Quantech's disposables do not require the addition of reagents by the user. This simplicity translates into lower production costs, quicker development time, easier use, immediacy of results and reduced costs to the user. Individual disposables will be packaged in a sterile pouch to provide extended shelf life. Disposables will be configured to provide single tests or panels of up to three diagnostically-related tests. Disposables are expected to initially have retail prices ranging from $5.00 to $35.00 per disposable slide.

     The Company has conducted experiments on a limited scale and initial indications are that the SPR technology is a viable testing method. The Company intends to manufacture test disposables based upon such SPR technology. The Company believes that such test disposables will be easily produced, however, commercial production may pose difficulties which currently are unforeseen.
Because the same disposable configuration may be used for all tests, manufacturing and quality control costs should be minimized. Additional development of the disposable is currently being conducted and future development will continue to expand the number of tests that may be performed in general and on each disposal.

    Comparison of Product Technologies

     A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes and chemical reactions. Each of these testing methods requires the performance of a series of operations by a skilled technologist. These operations consist of: sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation steps. Based upon the Company's current prototype instrument and test disposables, the Quantech system, consisting of the instrument and disposable, will not require sample preparation, addition of reagents or operation by a skilled technologist. No assurance can be given, however, that the SPR technology can be commercialized so as to provide an instrument and disposable that will operate in the manner described or that such instrument will be accepted by the medical community.

     In the  Critical  Care Units of the  hospital,  low  volume or single  test throughput eliminates the economy of the central lab systems without significantly shortening turnaround time for test results. Quantech's system economically employs the same basic technologies, but simplifies the process. The expected advantages of the Quantech system include:

         o     Considerably faster test results
         o     Quantitative results
         o     Objective results (independent  of operator  skill or perception)
         o     Competitively  priced  instrument  and  disposables
         o     Minimal operator training
         o     No addition of reagents by the  operator
         o     Compact, durable instrument
         o     Equal to or better sensitivity than other technologies

     The Company believes that the products to be developed from the SPR technology will provide the potential to enable medical tests to be conducted at the patient site with fewer steps, rapid response time, and minimal operator training. However, the final commercialized SPR product has not been developed and no assurance can be given that all of the advantages described above will be attained.

     The Company's first instrument is designed for the POC market described below. It is designed to combine accuracy with simplicity of use and will be capable of processing one test disposable at a time with up to three tests per disposable. Subsequently developed instruments may offer more automation, may provide greater throughput required by larger facilities, and may incorporate a small computer for additional data storage and analysis. The ability of biosensors to convert biological data into digital signals should also permit designs that capitalize on future advances in microcomputer technology.

The Market

     General

     The medical diagnostics market can be divided into three broad segments: home diagnostics, the traditional central lab and POC. Excluding home diagnostics, the overall world wide in-vitro diagnostic market is growing, estimated at $13.2 billion in 1994 and expected to grow to $17.5 billion by the year 2000. Central labs currently account for the majority of this market while POC represents only a small portion. Introduction of additional POC products, such as Quantech's system, are expected to cause the POC market to gain a larger percentage of the overall in-vitro diagnostic market. The extent of such market shift will be affected by the ability of POC products to provide fast, cost effective and efficient products.

     Point of Care

     POC testing represents one of the most rapidly growing segments of the in-vitro diagnostics market. Part of this growth is a result of the rising costs of health care that have produced changes in hospital reimbursement. Pressure has increased to reduce the length of patient stay and provide a greater portion of services in ambulatory and outpatient settings. Because the cost of providing care in Critical Care Units far exceeds those of general medical or surgical units, one goal of critical care medicine is to shorten the amount of time patients spend in these settings by instituting therapy based on the rapid availability of test results.

     The strategic direction chosen by Quantech is to exploit the inherent technological advantages of its SPR technology by identifying the diagnostic market niche where such technological advantages provide both economic savings and significant patient benefits. The Company's primary strategy will be to focus on the critical care diagnostics area. Quantech has identified this area as one that fulfills both the above criteria. At this time, the large medical diagnostic testing companies have little presence in this niche as they focus their resources on the central laboratory. This absence should enable Quantech to competitively enter the market. However, there is no assurance that the Quantech system will be accepted by its intended market or that competition from the large diagnostic companies will not be forthcoming.

     In the Critical Care departments and surgical suites, a wide variety of testing is now conducted that was formerly restricted to the main laboratory. For example, tests that were done in the central labs, like blood gases and electrolytes, are now available as POC tests. Conducting testing in proximity to the patient provides immediate results and avoids the delays, communication problems and increased costs often associated with a centralized testing process. The continued growth of the POC market will be a result of the advantages POC testing has over central laboratories.

     Critical Care

     Critical Care is defined as the area where immediate diagnostic information is needed to effect either the treatment or processing of a patient. When test results are needed in these areas they must be processed in a STAT manner, thereby significantly increasing the cost. The solution to this difficulty is to bring a system of diagnostic methodologies to the patient site in a manner that will provide test results promptly.

     A part of the Critical Care Unit is the ED. The Company believes that there are approximately 30 different diagnostic tests that require prompt results in the ED. Quantech intends to develop products primarily focused on the ED and these 30 tests during the first several years of operation. Since the needs of the other areas of critical care are similar to the ED, the Company anticipates that growth into these other areas will be evolutionary.

     Cardiac Markers

     Of the tests needed by the critical care segment of the POC market, the Company has selected those tests that the Company believes will minimize development time and regulatory processes and, most importantly, satisfy unmet demands of the users. Tests for cardiac markers meet all of these criteria. These markers are needed to triage and treat individuals that arrive at the ED with chest pain. An estimated 5.5 million patients are evaluated for chest pain annually in the United States with approximately 3 million admitted to an intensive-care unit for further evaluation. Of those admitted, only 30% subsequently "rule-in" for acute myocardial infarction ("AMI"). Assuming an average cost of $3,000 per admission, this represents a total expenditure of $6 billion annually on patients who do not have AMI. This also does not take into account that 2% to 8% of patients with acute chest pain that are released from the ED without treatment subsequently fulfill criteria for AMI resulting in deaths and complications that represent greater than 20% of the malpractice dollars awarded in the field of emergency medicine.

     Not only are costs of admission and malpractice claims an important issue, but in the past, making a rapid definitive diagnosis of chest pain was not as important as it is today. When a patient was in the early stages of a heart attack/AMI, there was little treatment available. In the last 10 years, substantial progress has been made in thrombolytic therapy. If the therapy is started within six hours of the onset of a heart attack, it can dissolve the blood clot, clear arteries and save heart muscle tissue. Because these therapies are expensive and present undesirable side effects if the patient has not suffered an AMI, rapid testing for an AMI is very important.

     During an AMI, certain proteins are released from the damaged heart muscle into the blood stream as a result of damage to the muscle. These proteins are in varying concentrations and consist of CK-MB, troponin, myosin, light chain, myoglobin and CA-III. To identify patients who have suffered an AMI, tests to identify these proteins/cardiac markers have become important. Such tests, however, are most effective if they can be performed in under five minutes in the ED or mobile care unit so that medical personnel may take immediate action. Presently, there is no method available to provide such results quantitatively. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need. Quantech's system is expected to provide emergency personnel with the ability to receive quantitative results within several minutes.

     The high cost of therapy, the urgency of the associated conditions and the difficulty of a definitive diagnosis creates an urgent demand for these cardiac marker tests in the critical care setting. Quantech has begun to develop the disposable slide necessary for its first cardiac marker tests for the ED. This disposable, and Quantech's related reading instrument, are intended to provide results in a timely and economic manner and be introduced in the United States in the spring of 1997.

Competition

     The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of clinical samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single samples, most of the samples handled by central laboratories are processed in batches. The competitors for this market have addressed these laboratories' needs for high sample throughput, low reagent cost and low labor cost by developing automated systems. These systems are generally complex and expensive incorporating designs, appropriate to the labs they serve, which presume skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance.

     Both the health care providers and their suppliers are heavily committed to the current central laboratory model. The laboratories are constrained by their organization structure, their substantial capital investment in instrumentation and the task of processing a large number of routine (i.e., non-STAT) samples. The suppliers' corporate infrastructures, marketing and sales organizations, research and development activities and production capabilities are committed to this market. Even though the economic savings and medical utility afforded by POC is becoming widely recognized, it is not necessarily immediately attractive to the most successful laboratories and the strongest suppliers.

     There are more than 150 companies serving this central, clinical laboratory market. Most of them compete in only one or two segments of the overall market. Abbott Laboratories, Boehringer Mannheim, and Johnson & Johnson (reinforced by its acquisition of Kodak Medical) are notable exceptions. These companies have achieved their broad market penetration by developing several technologies, each targeted for the specific needs of a market segment and focusing their marketing, distribution and sales activities on the central lab. The POC market in general must compete with the central laboratory to gain market share and as a result Quantech will meet with competition from these companies in both sales of its system and the individual tests for such system.

     There is significant activity in the Critical Care segment of the POC market. The majority of current systems address the areas of coagulation, blood gas and basic chemistry (including electrolytes). Two such systems, i-STAT Corp. which markets a hand-held biosensor instrument and Abaxis, Inc. (Piccolo) which markets a tabletop analyzer, are capable of determining blood gas and electrolyte levels and have become recognized POC instruments. The Company does not believe current products of i-STAT, Abaxis or others are capable, however, of diagnosing analytes that indicate cardiac markers or any infectious diseases. There can be no assurance that current or future POC companies or current companies providing instruments to the central laboratory market will not invent systems that will have broad immunoassay testing capabilities like those expected by the Company's system.

     With respect to testing for cardiac markers to diagnose AMI, most testing is done in the Central Labs with turnaround time from 30 to 120 minutes. The Company is aware of only four companies that provide POC testing for AMI. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for two cardiac markers and Boehringer Mannheim has recently begun to market a manual test for troponin T. As configured, neither Spectral's, Boehringer's nor the other POC AMI tests can provide quantitative results and all but Boehringer's test necessitate addition of reagents by the user.

     The Company believes that there is a need for quantitative measurement of cardiac markers, pregnancy, drugs and other critical care tests and that such need continues to be unfulfilled. Quantech plans to enter the market by serving the unmet needs for quantitative cardiac markers and to extend its penetration by delivering the full range of ED tests on a single platform. In doing so, the Company will compete directly with providers of currently available testing methods. All of the industry leaders, and many of the other companies participating in the diagnostic testing market, have substantially greater resources than those available to the Company, including, but not limited to, financial resources and skilled personnel. However, the Company believes the SPR technology will enable it to provide products to the POC market, a market niche believed by the Company to be less competitive.

The Technology

     Surface Plasmon Resonance (SPR) Technology

     Surface Plasmon Resonance is an optical-electrical phenomenon involving the interaction of light with the electrons of a metal. The optical-electronic basis of SPR is the transfer of the energy carried by photons of light to a group of electrons (a plasmon) at the surface of a metal. Quantech's SPR sensor is a disposable slide composed of a clear plastic base with a fine grating molded into its surface. The grating is coated with a very thin layer of gold (1 ounce of gold is sufficient to produce over 200,000 disposables). Gold is used since it does not oxidize like other metals, which oxidation affects the ability of the system to perform the test. The gold is subsequently coated with binding molecules. The binding molecules may be antibodies, DNA probes, enzymes or other reagents chosen because they react exclusively with a specific analyte. The analyte is the substance being measured and defines the test to be done such as a cardiac marker.

     The coated metal surface interacts with light at a characteristic resonant wavelength that depends upon the molecular composition at the metal's surface. When the coated metal is exposed to a sample that contains analyte, the analyte becomes bound to the metal through its specific interaction with the binding molecules. As an analyte is bound, the composition at the surface changes and consequently the resonant wavelength shifts. The magnitude of the change in the resonant wavelength is proportional to the amount of binding that takes place, which is proportional to the concentration of the analyte in the sample.

     SPR biosensors combine the strengths of biology and physics into a single entity. The utilization of the phenomena of SPR produces high sensitivity. Applications of SPR that have been reported in the scientific literature or explored by the Company include immunoassays for hormones, drugs, viruses and bacteria, quantitation of anesthetic gases, and DNA binding assays. The Company's SPR biosensor technology presents a simple, unified platform that is capable of performing a wide range of diagnostic tests.

The Ares-Serono License

     The Company has acquired from Ares-Serono at a total cost of $3.4 million a worldwide exclusive license (the "License"), to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to the SPR technology. The Ares-Serono affiliated companies (the "Ares-Serono Group"), based in Switzerland, comprise a multinational organization engaged in the development and marketing of ethical pharmaceuticals and diagnostic products, primarily in the field of human fertility, human growth, immunology and virology. The SPR diagnostic technology was developed by a research and development partnership (the "R&D Partnership"), the General Partner of which was a company belonging to the Ares-Serono Group.

     The License calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. If the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the payments of the 6 percent royalty and the sublicense royalty fail to reach at least $1,000,000 by December 31, 1997, an additional payment of $150,000 by December 31, 1997 will be required. The Company has paid to date $850,000. If such payment is not made, Ares-Serono has the right to cause a reversion to Ares-Serono of a royalty-free license, thereby depriving the Company of its exclusive rights under the License. The obligations of Quantech to pay royalties terminate when the total royalty payments reach a gross amount of $18 million. After such date, Quantech's rights in the licensed SPR technology continue in perpetuity with no further obligations to Ares-Serono.

     Ares-Serono specifically reserved, and did not license to Quantech, any rights with or otherwise integrated with certain fluorescence capillary fill device technology (the "FCFD Technology"). The Company believes that such limitation does not materially impact the value of the License given Quantech's current plan of commercialization. In addition, the License is subject to the contingent right of PA Technology, a U.K. corporation, to request a grant of a non-exclusive royalty-free license to exploit certain rights in the SPR technology for applications outside the field of the commercial interests of the Company. Finally, Ares-Serono has retained the right to further develop the SPR technology, provided, however, that any products commercialized from such development may only be sold through Ares-Serono under its name. Quantech is unaware of any attempts by Ares-Serono to further develop the SPR technology.

Patents and Proprietary Rights

     The License  covers a total of eight  patents.  The two  principal  patents covering the SPR technology gratings, one patent covering cellulose nitrate films and one covering calibration notches have been granted in the United States, Canada, Australia and Europe and all but one of the grating patents that has been issued in Japan are pending in Japan and Great Britain. Three of the remaining four patents are either issued or pending in the United States, Canada, Australia, Europe, Japan and Great Britain. The remaining patent which is not critical to the Quantech system has been granted in Great Britain. All developments by the Company pursuant to the License, either proprietary or patentable in nature, will be the property of the Company. The Company has made a number of advances that it intends to patent. These developments are in the methodology of chemically coding the SPR disposables, and in enhancements to the optics that improve the ease and reliability of calibration and eliminate nonspecific, sample-to-sample variability. Because the Company's licensed patents do not expire in less than ten years and Quantech intends to file additional patents, the Company believes that it has the opportunity to complete development of its product, establish a market position and seek additional patents on improvements and related technologies. No assurance can be given, however, that other companies will not develop technologies substantially equivalent to those owned, or to be developed, by the Company or that granted or pending and to filed patents, if granted, will protect the Company's technology.

Government Regulation

     The Company believes that the products it initially proposes to manufacture and market will be classified as medical devices and will therefore be subject to regulation by the United States Food and Drug Administration (the "FDA") and, in some instances, by foreign government authorities. Under the 1976 amendments to the Federal Food, Drug and Cosmetics Act (the "FFDCA") and regulations promulgated thereunder, manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing and packaging of medical devices. Under the FFDCA, medical devices are subject to different levels of testing and review. The most comprehensive level of review requires that a clinical evaluation program be conducted before a device receives premarket approval by the FDA for commercial distribution. As a manufacturer of medical devices, the Company will also be subject to certain other FDA regulations, and its manufacturing processes and facilities will be subject to periodic inspection, without warning, to ensure compliance. Comparable agencies in certain states and foreign countries will also regulate the Company's activities. The Company's products could be subject to recall by the FDA or the Company itself, if it appears that the products and their use do not conform to regulations.

     Generally, medical devices intended for human use that are to be marketed in the United States are placed in one of three regulatory classifications depending upon the degree of testing and review to which the device will be subject. The Company expects that its products will not be subjected to the highest level of scrutiny because they are in-vitro (outside of the body) diagnostic devices which do not come into contact directly with a living human being. Specifically, the systems would be classified as either Class I or Class II devices as distinct from implantable devices, which are classified as Class III devices.

     The Company believes that premarket clearance can be obtained for its initial system and tests through submission of a 510(K) premarket notification ("510(K) Notification") demonstrating the product's substantial equivalence to another device legally marketed pursuant to 510(K) Notification clearance. The FDA may also require, in connection with the 510(K) Notification, that it be provided with the test results supporting this claim. The FDA may further require, in connection with the 510(k) Notification, that it be provided with test results demonstrating the safety and efficacy of the device. Under certain circumstances, such clinical data can be obtained only after submitting to the FDA an application for an Investigational Device Exemption ("IDE"). The FDA must either deny the 510(K) Notification or require further information within 90 days. If the FDA has not responded within such time period, the applicant may proceed to market the new product. Generally, a request by the FDA for a 90 day extension prior to ruling is not uncommon.

     For new products that are not considered to be "substantially equivalent" to an existing device, two levels of FDA approval will probably be required before marketing in the United States can begin. First, the FDA and participating medical institutions must approve the Company's application for an IDE, permitting clinical evaluations of the product utilizing human samples under controlled experimental conditions. Second, the FDA must grant to the Company a Premarket Approval ("PMA"). The FDA should grant a PMA if it finds that the product complies with all regulations and manufacturing standards. In addition, the FDA may require further clinical evaluation of the product, or it may grant a PMA but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. Completion of this process could take up to 12 months and involve significant costs. The Company believes it is unlikely that it will be required to obtain a PMA with respect to any of its currently proposed products, except where mandated by the FDA such as HIV, cancer and hepatitis detection tests. Any claims of panel diagnostics are subject to a PMA procedure. The Company anticipates that it will make claims in reference to its cardiac markers. These claims will be made after the products are marketed with only single claim implications. Accordingly, the products should not be delayed in their initial introduction. If a PMA is required for the Company's initial system and CK-MB test, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on the Company. Mr. Shaw and Dr. McKiel, the Company's President and Executive Vice President-Research and Development, respectively, have extensive experience in FDA approval and compliance matters.

Research and Development

     For the year ended June 30, 1996, the year ended June 30, 1995, and the period from September 30, 1991 (date of inception) to June 30, 1995, the Company spent $991,701, $503,375 and $2,531,119, respectively, on research and development of its medical diagnostic system. The Company will continue to spend funds on final development of its system, development of additional tests and research and development related to future products.

Manufacturing

     The Company does not presently have any manufacturing capabilities, but has engaged a firm to design the Company's first manufacturing line to produce and package the Company's test disposable. The Company intends to manufacture its test disposable and will outsource the manufacture of its instrument. Such third party manufacturer has not yet been engaged by the Company.

Employees

     The Company employs 15 people on a full-time basis and engages consultants and independent contractors to provide services related to the development of the SPR technology. The Company expects to hire other personnel in the next 12 months as necessary for FDA work, sales and marketing, manufacturing and administration.

Legal Proceedings

     The Company is not a party to any litigation that would have a material adverse effect on its financial condition or results of operations.

History of the Company

     The Company is the culmination of  developments  dating from early 1989. R.
H. Joseph Shaw, the Company's President, learned that Ares-Serono intended to sell the SPR technology (patents and proprietary information) due to changes in corporate strategy. Mr. Shaw formed Spectrum Diagnostics Inc. ("SDI") and purchased an option on the SPR technology. In August 1991, the Company found itself in the position of having to raise $2 million to make the final payment on its option with Ares-Serono to acquire the SPR technology or face the loss of the previous investment. An organization capable of raising the funds within the necessary time frame was found, New York based Ital American Securities, but the financing had to be conducted in Italy. Spectrum Diagnostics S.p.A. ("SDS") purchased the assets of SDI, including the Ares-Serono option, completed the financing and exercised the option. These funds, while adequate to secure the technology, were insufficient to fully develop it to a commercial level. In conjunction with the Italian offering, a concurrent offering was conducted by Schneider Securities, Inc. in the United States, however, funds raised in such offering fell short of expectations. The inconvenience and costs associated with operating under both Italian and U.S. regulations necessitated a repatriation.

     Quantech Ltd. was formed under the laws of Minnesota for the purpose of effecting the change of domicile of SDS from Italy to the state of Minnesota through a merger with SDS on April 14, 1993. Quantech had no operations prior to the merger. SDS changed its name to Quantech Ltd. primarily to avoid confusion with other medical companies. Since that time, the Company has financed its efforts through a series of private placements of securities. Adequate financing to conduct the necessary research and development to commercialize its product has only been available to Quantech in the last eighteen months.

CAUTIONARY STATEMENTS

     As provided for under the Private Securities Litigation Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

No History of Operations; Development Stage Company; Going Concern Uncertainty

     To date, the Company does not have a product ready to be brought to market and its proposed operations are subject to all of the risks inherent in a new business enterprise, including completion of commercial development and FDA approval of its products within reasonable time frames and budget constraints, lack of marketing experience and lack of production history. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, the development of a new product and the competitive environment in which the Company will operate. The report of the independent auditors on the Company's financial Statements for the period ended June 30, 1996, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

Future Capital Needs

     The Company does not have sufficient funds to commence commercial production and sales of its system, but anticipates that its current funding is adequate to complete FDA approval of its first product and start preproduction and premarket activities. The Company's ability to begin commercial production and sales of its system will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing which could dilute current shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment

Uncertainty of Market Acceptance

     The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company's tests, the receipt of regulatory clearances in the United States and elsewhere and the availability of third-party reimbursement. The availability of POC test systems for a wide variety of tests has been limited to date. The Company is thus targeting an emerging market. Diagnostic tests similar to those developed by the Company are generally performed by a central laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects there will be resistance by central laboratories to yield control of tests they have previously performed. Failure of the Company's products to achieve market acceptance or third-party payor approval would have a material adverse effect on the Company.

Lack of FDA Product Approval

     The Company's products will be regulated as medical devices by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and as such require premarket regulatory clearance before commericialization in the United States. The Company believes that premarket clearance can be obtained for its systems, except for a few tests the Company may introduce at a later time, through submission of a 510(K) premarket notification ("510(K) Notification") demonstrating the product's substantial equivalence to another device legally marketed pursuant to 510(K) Notification clearance. Although 510(K) submissions are supposed to be completed by the FDA within 90 days of submission, there can be no assurance the FDA will approve the Company's initial system pursuant to a 510(K) Notification, or do so in a timely manner, and therefore there can be no assurance that the Company will be able to introduce its initial system in the United States within its anticipated time frame. If the Company cannot establish to the satisfaction of the FDA that its products are substantially equivalent, the Company will have to seek premarket approval ("PMA") of its system, requiring submission of a PMA application supported by extensive data to prove safety and efficacy. If a PMA is required, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on the Company.

Limited Manufacturing and Production Experience

     To be successful the Company must manufacture its products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company will have to establish a manufacturing facility, or contract with a third party for manufacturing, which is registered with the FDA. Production of the Company's disposables requires the placement of antibodies or other binding reagents on metalized grating surfaces. The chemical and physical conditions for coating are substantially equivalent to those used to produce other solid state binding assays. Although the Company believes that its production methods will be effective for manufacturing its disposables, there can be no assurance that the methods will be applicable to all the tests it expects to develop or that the Company will be able to manufacture accurate and reliable products in large commercial quantities on a timely basis and at an acceptable cost.

Competition

     The diagnostic testing market is highly competitive. As POC markets expand, the Company expects that manufacturers of central and STAT laboratory testing equipment will compete to maintain their revenue and market share and that new POC products will be developed. All of the industry leaders and many of the other companies participating in this market have substantially greater resources than the resources available to the Company, including, but not limited to, financial resources and skilled personnel.

Technological Obsolescence

     The Company operates in a market characterized by rapid and significant technological change. While the Company is not aware of any developments in the medical industry which would render the Company's current or planned products less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so To remain competitive, the Company must continually make substantial expenditures for development of both equipment and disposables.

Patent Protection

     No  assurance  can  be  given  that  other   companies   will  not  develop
technologies substantially equivalent to those owned or to be acquired or developed by the Company or that the Company will be able to protect its proprietary technology. The Company is not aware of any issued patents that would prohibit the use of any technology the Company currently has under development. However, patents may exist or issue in the future to other companies covering elements of the Company's systems. The existence or issuance of such patents may require the Company to make significant changes in the design of its systems or operational plans. Although the Company believes that its proposed products will not infringe patent rights of others, there can be no assurance that such infringement does not, or will not, exist with respect to the completed product. The Company has not conducted an independent patent search or evaluation with respect to the SPR technology. Ares-Serono, the licensor to the Company of its basic SPR technology, has made no warranties as to the enforceability of any of its patents or the commercial potential of the technology. Although Ares-Serono has the obligation to defend the patents they have licensed to the Company, Quantech will be responsible for the defense of any patents issued to it. Cost of defending patents can be substantial.

Government Regulation

     If the Company becomes a provider of health care diagnostic devices as intended, the Company will be subject to laws and regulations administered by federal, state and foreign governments. The degree of regulation and areas of concern differ in each country or region. The Company will be required to comply with regulations regarding product approval and performance and, in addition, regulations concerning electronic devices. The industry in which the Company expects to operate is subject to frequent regulatory changes and there can be no assurance that the Company will be able to comply with applicable regulations. In the event of noncompliance, the Company may be unable to market any products.

Product Liability

     The Company could be exposed to risk of product liability claims or other lawsuits in the event of incorrect diagnosis utilizing the SPR equipment and disposables developed by the Company. Unless the Company maintains product liability insurance of a sufficient amount, the Company will have to bear the economic consequences of any claim in excess of its insurance coverage. While the Company does not presently have such coverage, it will evaluate its availability at such time as products are commercially introduced. There can be no assurance that the Company will be able to obtain or maintain such insurance.

Shares Eligible for Future Sale

     The Company has filed a registration statement that, once effective, will cause all of its 46,900,759 outstanding shares of Common Stock to be available for public sale. Currently 18,551,145 shares are available for public sale. In addition, 11,940,103 of a total of 15,853,603 shares that may be obtained upon exercise of outstanding options and warrants are also included for resale pursuant to such registration statement. The Company cannot predict the affect that the availability of these shares for public sale will have on the price of the Company's stock or when such registration statement will be declared effective.

Limited Market for Securities

     There is a limited trading market for the Company's Common Stock, which is not listed on any stock exchange or Nasdaq. Although trading in the Company's Common Stock in calendar 1996 has occurred on a consistent basis, the volume of shares traded has been very sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's Common Stock will be available in the future.

Filing of Schedule 13D by Shareholder Group

     On April 23, 1996, as amended August 5, 1996, a group of three shareholders of the Company, calling itself The Group for the Maximization of Shareholder Value of Quantech Ltd., notified the Company that it had filed a Schedule 13D with the Securities and Exchange Commission. The Group indicates that it has voting power over 11.96% of the voting power of the Company's stock, with dispositive power over 6.16%. Pursuant to the Schedule 13D, the group states that it does not believe the Company's present Board of Directors and senior management are maximizing shareholder value and request the resignation of two management directors. No proposed new board members are identified and the Company has not agreed to a reconfiguration of its Board of Directors. In its amendment, the Group stated that it was considering, among other unidentified action, demanding a Special Meeting of Shareholders for the purpose of effecting changes in the Company in order to maximize shareholder value. Because the value of the Company has significantly increased in the last twelve months and the Company is making positive steps toward the commercialization of its product, the Company's management and directors do not believe it is in the best interest of the Company to allow a minority shareholder group to dictate the management of the Company. As a result, the Company does not intend to meet the demands of the Group and will respond in an appropriate manner to any action taken by the Group.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases office space (comprised of approximately 6,800 sq. ft.) at 1419 Energy Park Drive, St. Paul, Minnesota at a base monthly rent of approximately $5,200 pursuant to a lease arrangement which expires February, 2000 and will thereafter proceed on a month-to-month basis. The Company will require at least 15,000 sq. ft. of space prior to commercial manufacturing of its system. The Company is currently reviewing additional space to satisfy its future needs.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the local over-the-counter and the National Association of Securities Dealers Bulletin Board markets under the symbol QQQQ. At August 8, 1996, the Company had approximately 490 shareholders of record and the bid, asked and closing sale prices of its Common Stock were $0.843, $0.906 and $0.906, respectively. The following table summarizes the quarterly high and low sale prices for the Company's Common Stock for the prior two fiscal years.


                                           High                      Low
                                   ------------------     ----------------------

    Fiscal 1995
      First Quarter                        $0.25                  $0.0625
      Second Quarter                       $0.25                  $0.0625
      Third Quarter                        $0.12                  $0.09
      Fourth Quarter                       $0.34                  $0.125
    Fiscal 1996
      First Quarter                        $0.34                  $0.187
      Second Quarter                       $0.81                  $0.50
      Third Quarter                        $1.06                  $0.50
      Fourth Quarter                       $1.625                 $0.68


     The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plan to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

History

     Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum
Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration will consist of a small, bench top instrument and a series of disposable slides with multiple tests per slide. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine, saliva) without preparation or addition of reagents. The Company's initial focus is to develop
SPR for the hospital emergency room point-of-care ("POC") medical diagnostic market. Its first test will aid physicians in assessing whether a patient has suffered a heart attack.

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

Results of Operations

     The Company has incurred a net loss of $10,482,840 from September 30, 1991 (date of inception) through June 30, 1996 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

     For the year ended June 30, 1996 the Company had interest income of $42,038 compared to $0 for the 1995 fiscal year as a result of cash on hand obtained from Quantech's private placements. General and administration expenses increased from $1,193,285 for the year ended June 30, 1995 to $1,218,674 for the year ended June 30, 1996. General and administration expenses, although increasing slightly in 1996, have in fact changed modestly in how funds are expended in such category. In fiscal 1996, Quantech was able to reduce general and administration expenses it has incurred in the past relating to professional fees, consulting arrangements and other expenses required to maintain an inadequately funded organization. The overall increase in Quantech's general and administration expenses in fiscal 1996 was a result of adding personnel, and costs associated with such personnel, as Quantech continues to build its infrastructure in anticipation of commercial production of its system. General and administration expenses will continue to grow as the Company nears market introduction of, and begins to sell, its system.

     Research and development costs increased from $503,375 in 1995 to $991,701 in 1996. This increase is a result of accelerated research and development activity including hiring of employees and engaging firms to perform contract development work. Minimum royalty expense decreased in 1996 as compared to 1995 as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono.

     For the year ended June 30, 1996 Quantech had a loss of $2,396,963 as compared to $2,070,292 for the same period ended June 30, 1995. This increase was a result of the rise in research and development and general and administrative expenses in 1996 exceeding decreases in such period in minimum royalty and financing expenses and the increase in interest income.

     Management believes the reduction in general and administration expenses related to expenditures incurred in supporting an under capitalized organization, while research and development expenses have increased, reflects the Company's current stability. Quantech is now able to apply an appropriate amount of funds to pursue the development and commercialization of its product. The Company believes it will be able to continue to apply funds to the areas most appropriate to complete its system and introduce it to the market. This forward looking information regarding the anticipated use of funds will be influenced, however, by the timing of product introduction, need for additional capital and other factors beyond the Company's control.

     In fiscal 1996, the Company has continued to contract for the development of its prototype instrument and its manufacture; continued to develop the chemistries necessary to do specific tests; contracted the development of the disposable slides for the tests; and continued to raise the necessary funds to stay in operation. Management anticipates that a system suitable to begin FDA clinical work will be available in the summer/fall of 1996. The next major step for the Company will be to submit its system to the FDA for approval which is anticipated prior to the end of calendar 1996. At the time of submission to the FDA, the system is expected to be ready for the commercial market and marketing in the United States will proceed upon approval by the FDA. Such FDA approval is anticipated in the spring of 1997. This timetable will be influenced by the Company's ability to complete prototype development of its system and necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system.

Liquidity and Capital Resources

     From inception to June 30, 1996, Quantech has raised approximately $15,500,000 through a combination of public stock sales, private stock sales and debt obligations. Additional funds will be needed to establish sales and marketing and production capabilities and to begin any significant sales of the Company's product once development is completed. There can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders.

     During its fiscal year ended June 30, 1996, Quantech had a number of events occur affecting its capital resources. With regard to debt conversion transactions, holders of Quantech 8% debentures due September 30, 1995, totaling $997,500 plus accrued interest on such date, converted these amounts to Common Stock at conversion prices ranging from $.125 to $.25 per share. In total, including accrued interest to September 30, 1995, these debentures were converted into 7,484,896 shares of Common Stock. In addition, holders of notes due March 19, 1996, totaling $1,230,000 plus accrued interest, converted these notes to Common Stock at a conversion price of $.125 per share on December 31, 1995. In total, including accrued interest, these notes were converted into 11,217,157 shares of Common Stock.

     Quantech has also completed three private offerings of its Common Stock. In July through September 1995, the Company received $2,882,952 of net proceeds as a result of completion of a private placement of Units at $1.00 per Unit. In November 1995, it received $430,000 of net proceeds also from the private placement of $1.00 Units. Each Unit consisted of four (4) shares of Company Common Stock and a warrant to purchase one share of Common Stock at $.25 per share. The Company used the proceeds from these offerings for payment of bridge loans, including interest, minimum royalties due under its license with Ares-Serono, accounts and accrued payables, purchase of equipment and for working capital.

     On May 3, 1996, Quantech completed its third private offering of 6,275,000 shares of Common Stock at $.60 per share. Such offering provided the Company with net proceeds of approximately $3,363,000. Quantech intends to apply the proceeds of such offering, along with cash on hand, to expenses relating to product development, FDA submission, establishing sales and marketing and production capabilities and to provide working capital. Although current funds are expected to allow the Company to proceed through FDA approval of its system, Quantech will not have sufficient funds to commence commercial production of its system. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from lenders.

     Quantech incurred capital expenditures of approximately $188,000 in fiscal 1996. The Company anticipates significant capital expenditures in fiscal 1997 for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

     The Company currently has outstanding 46,900,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 15,853,603 shares.

Issued But Not Yet Adopted Accounting Standard

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will be required to adopt Statement No. 123 in fiscal 1997. The Company does not intend to adopt Statement No. 123 in measuring expense, however it will present the proforma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of income.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial information of the Company is included as follows:

                                                                       Page
                                                                       ----
 Financial Statements for Fiscal Years 1996 and 1995

 Independent Auditors Report........................................    25
 Balance Sheets as of June 30, 1996 and 1995........................    26
 Statements of Operations For the Period from Inception
 (September 30, 1991) through June 30, 1996 and for the Years
 Ended June 30, 1996 and 1995.......................................    28
 Statements of Stockholders' Equity (Deficit) For the
 Period from Inception (September 30, 1991) through June 30, 1996... 29 Statement of Cash Flows For the Period from Inception
 (September 30, 1991) through June 30, 1996 and for the Years
 Ended June 30, 1996 and 1995.......................................    31
 Notes to Financial Statements......................................    33


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                  INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the Board of Directors
Quantech Ltd.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Quantech Ltd. (A Development Stage Company) as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1996 and 1995 and the period from September 30, 1991 (date of inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. (A Development Stage Company) as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 and the period from September 30, 1991 (date of inception) to June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company which has suffered losses from operations, requires additional financing and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, L.L.P.
Minneapolis, Minnesota
July 16, 1996

QUANTECH LTD. (A Development Stage Company)

BALANCE SHEETS
June 30, 1996 and 1995

ASSETS (Note 3)                                                       1996                 1995
- --------------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                      $    2,942,871        $     4,276
Prepaid expenses                                                       41,269             37,222
                                                               -----------------------------------------
Total current assets                                                2,984,140             41,498
                                                               -----------------------------------------



Property and Equipment
Equipment                                                             268,058             87,347
Leasehold improvements                                                 15,000              8,000
                                                               -----------------------------------------
                                                                      283,058             95,347

Less accumulated depreciation                                          78,657             41,257
                                                               -----------------------------------------
                                                                      204,401             54,090
                                                               -----------------------------------------



Other Assets
License agreement, at cost, less amortization (Note 4)              2,320,334          2,544,110
Organization expenses, at cost, less amortization                       4,675             19,825
Deferred offering costs                                                     -             76,437
                                                               -----------------------------------------
                                                                    2,325,009          2,640,372
                                                               -----------------------------------------

                                                               $    5,513,550        $ 2,735,960
                                                               =========================================

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           1996                 1995
- -----------------------------------------------------------------------------------------------------------

Current Liabilities
Short-term debt (Note 3)                                          $     24,455         $    2,628,120
Accounts payable                                                       114,934                785,121
Accrued expenses:
Minimum royalty commitment (Note 4)                                          -                562,500
Spectrum Diagnostics, Inc. obligations (Note 8)                         53,637                 65,000
Compensation                                                                 -                104,989
Interest                                                                     -                283,451
Other                                                                        -                 15,918
                                                                  -----------------------------------------
Total current liabilities                                              193,026              4,445,099
                                                                  -----------------------------------------

Long-Term Obligations
Minimum royalty commitment (Note 4)                                     37,500                    -
                                                                  -----------------------------------------



Commitments and Contingencies (Notes 4, 5 and 8)

Stockholders' Equity (Deficit) (Notes 2, 3 and 6)
Common stock, $.01 par value; authorized 60,000,000 shares;
shares outstanding, 46,900,759 and 6,840,000 in 1996
and 1995, respectively                                                 469,008                 68,400
Additional paid-in capital                                          15,296,856              6,328,338
Subscriptions receivable                                                     -                (20,000)
Deficit accumulated during the development stage                   (10,482,840)            (8,085,877)
                                                                  -----------------------------------------
                                                                     5,283,024             (1,709,139)
                                                                  -----------------------------------------

                                                                  $  5,513,550         $    2,735,960
                                                                  =========================================

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF OPERATIONS
Years Ended June 30, 1996 and 1995, and Period From September 30, 1991
     (Date of Inception) to June 30, 1996

                                                                                                        September 30,
                                                                                                        1991 (Date of
                                                                                                        Inception) to
                                                                     Years Ended June 30,                  June 30,
                                                           -----------------------------------------
                                                                  1996                  1995                 1996
- -------------------------------------------------------------------------------------------------------------------------

Interest income                                            $      42,038         $         -           $      89,927
                                                           --------------------------------------------------------------

Expenses:
     General and administrative                                1,218,674            1,193,285              6,141,471
     Research and development                                    991,701              503,375              2,531,119
     Minimum royalty expense (Note 4)                            125,000              175,000                887,500
     Losses resulting from transactions with Spectrum
         Diagnostics, Inc. (Note 8)                                    -                    -                556,150
     Net exchange gain                                                 -                    -                (67,172)
     Financing                                                   103,626              198,632                481,104
                                                           --------------------------------------------------------------
                                                               2,439,001            2,070,292             10,530,172
                                                           --------------------------------------------------------------

                   Loss before income taxes                   (2,396,963)          (2,070,292)           (10,440,245)

Income taxes (Note 7)                                                  -                    -                 42,595
                                                           --------------------------------------------------------------

                   Net loss                                $  (2,396,963)        $ (2,070,292)         $ (10,482,840)
                                                           ==============================================================


Loss per common share                                      $        (.07)        $       (.31)
                                                           =========================================


Weighted average common shares outstanding                    31,991,150            6,786,986
                                                           =========================================

See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period From September 30, 1991 (Date of Inception) to June 30, 1996



                                                                                Common Stock                     Additional
                                                                  -----------------------------------------
                                                                         Shares             Par Value             Paid-In
                                                                         Issued               Amount              Capital
- --------------------------------------------------------------------------------------------------------------------------------

Balance, at inception                                                               -      $             -      $             -
     Net loss                                                                       -                    -                    -
     Common stock transactions:
         Common stock issued, October 1991                                  3,200,000            3,154,574                    -
         Common stock issued, November 1991                                   600,000              611,746            1,788,254
         Common stock issuance costs                                                -                    -             (889,849)
     Cumulative translation adjustment                                              -                    -                    -
                                                                    ------------------------------------------------------------
Balance, December 31, 1991                                                  3,800,000            3,766,320              898,405
     Net loss                                                                       -                    -                    -
     Common stock transactions:
         Common stock issued, September 1992                                  700,000              699,033              875,967
         Common stock issuance costs                                                -                    -             (312,755)
         160,000 shares of common stock to be issued                                -                    -                    -
     Officer advances, net                                                          -                    -                    -
     Cumulative translation adjustment                                              -                    -                    -
     Elimination of cumulative translation adjustment                               -                    -                    -
                                                                    ------------------------------------------------------------
Balance, December 31, 1992                                                  4,500,000            4,465,353            1,461,617
     Net loss                                                                       -                    -                    -
     Common stock transactions:
         Common stock issued, January 1993                                    160,000                1,600              118,400
         Common stock issued, April 1993                                       30,000                  300               11,700
         Change in common stock par value resulting
            from merger                                                             -           (4,420,353)           4,420,353
     Repayments                                                                     -                    -                    -
                                                                    ------------------------------------------------------------
Balance, June 30, 1993                                                      4,690,000               46,900            6,012,070
     Net loss                                                                       -                    -                    -
     240,000 shares of common stock to be issued                                    -                    -                    -
     Repayments                                                                     -                    -                    -
                                                                    ------------------------------------------------------------
Balance, June 30, 1994                                                      4,690,000               46,900            6,012,070
     Net loss                                                                       -                    -                    -
     Common stock issued, June 1995                                         2,150,000               21,500              276,068
     Warrants issued for services                                                   -                    -               40,200
                                                                    ------------------------------------------------------------
Balance, June 30, 1995                                                      6,840,000               68,400            6,328,338
     Net loss                                                                       -                    -                    -
     Common stock issued, net of issuance costs of $848,877:
         July, 1995                                                         6,160,000               61,600            1,304,450
         August, 1995                                                         717,600                7,176              161,460
         September, 1995                                                   13,807,296              138,073            2,370,389
         November, 1995                                                     1,897,840               18,978              425,482
         December, 1995                                                    11,217,157              112,172            1,292,473
         May, 1996                                                          6,275,000               62,750            3,300,422
         June, 1996                                                             5,058                   51                3,650
     Payments received on subscription receivable                             (19,192)                (192)             (14,808)
     Compensation expense recorded on stock options                                 -                    -              125,000
                                                                    ------------------------------------------------------------

Balance, June 30, 1996                                                     46,900,759      $       469,008      $    15,296,856
                                                                    ============================================================


See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

Period From September 30, 1991 (Date of Inception) to June 30, 1996

                                                                                                   Deficit
                                                                                                 Accumulated
                                                   Paid For,                                      During the           Cumulative
                                                    But Not        Subscriptions    Due From     Development           Translation
                                                    Issued           Receivable     Officers        Stage               Adjustment
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                        $        -            $     -          $    -      $    -               $      -
   Net loss                                           -                  -               -          (594,620)
   Common stock transactions:
     Common stock issued, October 1991                -                  -               -            -                     -
     Common stock issued, November 1991               -                  -               -            -                     -
     Common stock issuance costs                      -                  -               -            -                     -
   Cumulative translation adjustment                  -                  -               -            -                  387,754
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1991                            -                  -               -          (594,620)            387,754
   Net loss                                           -                  -               -        (2,880,988)               -
   Common stock transactions:
     Common stock issued, September 1992              -               (53,689)           -            -                     -
     Common stock issuance costs                      -                  -               -            -                     -
     160,000 shares of common stock to be issued    120,000              -               -            -                     -
   Officer advances, net                              -                  -           (27,433)         -                     -
   Cumulative translation adjustment                  -                  -               -            -                 (209,099)
   Elimination of cumulative translation adjustment   -                  -               -            -                 (178,655)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1992                          120,000           (53,689)       (27,433)     (3,475,608)               -
   Net loss                                           -                  -               -          (996,089)               -
   Common stock transactions:
     Common stock issued, January 1993             (120,000)             -               -            -                     -
     Common stock issued, April 1993                  -                  -               -            -                     -
     Change in common stock par value resulting
        from merger                                   -                  -               -            -                     -
   Repayments                                         -                  -             5,137          -                     -
                                             --------------------------------------------------------------------------------------
Balance, June 30, 1993                                -               (53,689)       (22,296)     (4,471,697)               -
   Net loss                                           -                  -               -        (1,543,888)               -
   240,000 shares of common stock to be issued       30,000              -               -            -                     -
   Repayments                                         -                53,689         22,296          -                     -
                                             --------------------------------------------------------------------------------------
Balance, June 30, 1994                               30,000              -               -        (6,015,585)               -
   Net loss                                           -                  -               -        (2,070,292)               -
   Common stock issued, June 1995                   (30,000)          (20,000)           -            -                     -
   Warrants issued for services                       -                  -               -            -                     -
                                             --------------------------------------------------------------------------------------
Balance, June 30, 1995                                -               (20,000)           -        (8,085,877)               -
   Net loss                                           -                  -               -        (2,396,963)               -
   Common stock issued, net of issuance
     costs of $848,877:
       July, 1995                                     -                  -               -            -                     -
       August, 1995                                   -                  -               -            -                     -
       September, 1995                                -                  -               -            -                     -
       November, 1995                                 -                  -               -            -                     -
       December, 1995                                 -                  -               -            -                     -
       May, 1996                                      -                  -               -            -                     -
       June, 1996                                     -                  -               -            -                     -
   Payments received on subscription receivable       -                20,000            -            -                     -
   Compensation expense recorded on stock options     -                  -               -            -                     -
                                             --------------------------------------------------------------------------------------

Balance, June 30, 1996                       $        -            $     -          $    -      $(10,482,840)        $      -
                                             ======================================================================================

See Notes to Financial Statements.

QUANTECH9LTD. (A Development Stage Company)

STATEMENTS OF CASH FLOWS
Years Ended June 30, 1996 and 1995, and Period from September 30, 1991
     (Date of Inception) to June 30, 1996

                                                                                                      September 30,
                                                                                                      1991 (Date of
                                                                     Years Ended June 30,             Inception) to
                                                             ---------------------------------------     June 30,
                                                                   1996                1995                1996
- --------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                               $   (2,396,963)      $ (2,070,292)       $ (10,482,840)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Elimination of cumulative translation adjustment                -                  -             (178,655)
         Depreciation                                               37,400             27,505              125,011
         Amortization                                              238,926            238,926            1,128,279
         Noncash compensation and interest                         187,050             90,200              489,250
         Losses resulting from transactions with
            Spectrum Diagnostics, Inc. (Note 8)                          -                  -              556,150
         Write-down of investment                                        -                  -               67,500
         Change in assets and liabilities, net of effects
            from purchase of Spectrum Diagnostics, Inc.:
            Increase in prepaid expenses                            72,390            (30,056)              35,168
            Increase (decrease) in accounts payable               (670,187)           379,600              113,379
            Increase (decrease) in accrued expenses               (647,270)           221,758              365,261
                                                              ------------------------------------------------------
               Net cash used in operating activities            (3,178,654)        (1,142,359)          (7,781,497)
                                                              ------------------------------------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment                           (187,711)           (30,853)            (322,441)
     Organization expenses                                               -                  -              (97,547)
     Officer advances, net                                               -                  -             (109,462)
     Purchase of investment                                              -                  -             (225,000)
     Purchase of license agreement                                       -                  -           (1,950,000)
     Advances to Spectrum Diagnostics, Inc.                              -                  -             (320,297)
     Prepaid securities issuance costs                                   -                  -              (22,943)
     Purchase of Spectrum Diagnostics, Inc., net of
         cash and cash equivalents acquired                              -                  -           (1,204,500)
                                                              ------------------------------------------------------
                Net cash used in investing activities             (187,711)           (30,853)          (4,252,190)
                                                              ------------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from the sale of common stock                  6,676,125                  -           12,608,236
     Proceeds on debt obligations                                   30,555          1,202,422            2,658,435
     Payments received on stock subscription receivables             5,000                  -                5,000
     Payments on debt obligations                                 (406,720)           (61,101)            (498,355)
                                                              -------------------------------------------------------
                Net cash provided by financing
                   activities                                    6,304,960          1,141,321           14,773,316
                                                              -------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                  -                  -              203,242
                                                              -------------------------------------------------------
                Net increase (decrease) in cash                  2,938,595            (31,891)           2,942,871

Cash
     Beginning                                                       4,276             36,167                    -
                                                              --------------------------------------------------------

     Ending                                                 $    2,942,871       $      4,276        $   2,942,871
                                                              ========================================================

                                                            (Continued)

QUANTECH LTD. (A Development Stage Company)

Years Ended June 30, 1996 and 1995, and Period From September 30, 1991
     (Date of Inception) to June 30, 1996


                                                                                                    September 30,
                                                                                                    1991 (Date of
                                                                                                    Inception) to
                                                                   Years Ended June 30,               June 30,
                                                           -------------------------------------
                                                                 1996                1995               1996
- --------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                            $          49,736   $         26,925   $         133,171
                                                           =========================================================

Supplemental Schedule of Noncash Investing and
     Financing Activities
     Acquisition of Spectrum Diagnostics, Inc. (Note 8):
         Cash purchase price, less $5,199 cash
            acquired                                       $               -   $              -   $       1,204,500
                                                           =========================================================

     Fair value of other assets acquired, including
         $1,406,629 assigned to the license agreement      $               -   $              -   $       1,489,500
     Liabilities assumed                                                   -                  -            (285,000)
                                                           ---------------------------------------------------------
                                                           $               -   $              -   $       1,204,500
                                                           =========================================================

     Advances to Spectrum Diagnostics, Inc. (Note 8)       $               -   $              -   $          20,000
     Prepaid security issuance costs (acquired from
         Spectrum Diagnostics, Inc.) ultimately used
         to reduce proceeds from the sale of
         common stock                                                      -                  -              58,830
     Due from Ital-American Securities, Inc.                               -                  -            (674,734)
     Stock issuance costs to be paid                                       -             76,437             237,201
     Subscriptions receivable offset by accrued
         compensation                                                      -                  -              53,689
     Officer advances offset by accrued compensation                       -                  -             109,462
     Issuance of debt obligation for services and
         accounts payable                                                  -             40,000              90,000
     Issuance of warrants for services                                     -             40,200              40,200
                                                           =========================================================

     Common stock issued/to be issued for:
         Services and interest                             $          62,050   $        212,000   $         274,050
         Subscriptions receivable                                    (15,000)            20,000               5,000
         Debt obligations                                          2,227,500             90,625           2,318,125
         Accounts payable                                                  -             40,000              40,000
         Accrued expenses                                            293,451             66,943             360,394
                                                           ---------------------------------------------------------
                                                           $       2,568,001   $        429,568   $       2,997,569
                                                           =========================================================

See Notes to Financial Statements.


QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Quantech Ltd. (Quantech or the Company) was formed under the laws of Minnesota, for the purpose of effecting the change in domicile of Spectrum Diagnostics S.p.A (SDS) from Italy to the state of Minnesota through a merger with SDS on April 14, 1993. The merger has been accounted for as if it were a pooling of interests and, accordingly, all prior financial statements include SDS. The Company's fiscal year end is June 30 and SDS' fiscal year end was December 31.

The Company had no operations prior to the merger and is continuing the business of SDS to commercialize its Surface Plasmon Resonance (SPR) technology. Commercialization will consist of developing and introducing an instrument which will run various tests capable of diagnosing various human health conditions, and which the Company intends to market to the world medical diagnostic industry. The Company anticipates that it will grant trade credit to future customers on credit terms it establishes with individual customers.

A summary of the Company's significant accounting policies follows:

Cash equivalents: The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents include $2,825,617 invested in money market funds.

Fair value of financial instruments: At June 30, 1996, the Company adopted the FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

     Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

     Short-term debt: The fair value of the Company's short-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities with similar collateral requirements. At June 30, 1996, cost approximated fair value.

Other assets: The license agreement is being amortized by the straight-line method over the remaining life of the related patents of 15 years (Note 4). Organization expenses are being amortized by the straight-line method over 5 years.

The Company reviews its intangible assets quarterly to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows provided by operating activities of the business. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible. Fair value will be determined based on estimated expected future discounted cash flows. To date, management has determined that no impairment of intangible assets exists.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over five years.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Income taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and development: The Company contracts with certain outside parties for the design and development of its product in addition to conducting its own research and development. Research and development costs are charged to expense as incurred.

Loss per common share: Loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Fully diluted and primary loss per common share are the same amounts for all periods presented.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Issued but not yet adopted standard: In October, 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. Statement No. 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

Statement No. 123 is effective for the year ending June 30, 1997. The Company does not intend to adopt Statement No. 123 in measuring expense, however it will present the pro forma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of income.

Translation of foreign currency statements: Prior to September of 1992, the functional and reporting currency for SDS was the Italian lire. Concurrent with the receipt of net proceeds from its initial public offering of common stock in the United States in September 1992, and in connection with the phase out of its Italian operations, the functional and reporting currency of SDS changed from the Italian lire to the United States dollar. As a result, the cumulative translation adjustment component of equity was eliminated in 1992.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
Note 2.  Basis of Presentation

The Company was incorporated for the purpose of acquiring, developing and commercializing SPR technology for use in medical diagnostics. The Company has had no sales and the only revenue generated by the Company since its inception has been interest income.

The Company is a development stage company which has suffered losses from operations, requires additional financing and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be necessary should the Company not remain a going concern.

Management intends to pursue funding of future operations through private or public common stock offerings, or arrangements with strategic partners. The proceeds of such offerings or arrangements, if received, along with cash on hand, will be applied to expenses relating to product development, FDA submission, establishing sales and marketing and production capabilities and to provide working capital. Although current funds are expected to allow the Company to proceed through FDA approval of its system, the Company will not have sufficient funds to commence commercial production or sale of its system.

Note 3.  Short-term Debt Obligations

Short-term debt obligations as of June 30, 1996 and 1995 are as follows:


                                                                  June 30,
                                                            1996         1995
- -------------------------------------------------------------------------------
8% convertible debenture, paid September 1995           $      -    $    25,000
8% convertible debentures, converted to common stock
  September, 1995 at $0.125 to $0.25 per share                 -        997,500
8 - 10% convertible debentures, converted to common stock
  December 1995 at $0.125 per share                            -      1,230,000
11.5% note, paid September 1995                                -         25,000
12% notes, paid September 1995                                 -        327,500
Obligations under capital lease agreements, due in monthly
  installments of $1,855, expiring between October and
  November 1997, personally guaranteed by the chief
  executive officer                                       24,455         23,120
                                                     --------------------------

                                                        $ 24,455     $2,628,120
                                                     ==========================

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
Note 4.  Agreements

License agreement: The Company has a license agreement for certain patents, proprietary information and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $500,000 by December 31, 1993, $850,000 by December 31, 1995, and $1,000,000 by December 31, 1997, then each time one of such benchmarks is not met, the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of June 30, 1996, the Company has paid $850,000 of the cumulative payment. The Company has also ratably accrued additional minimum royalty payments of $37,500 as of June 30, 1996, because sales or sublicense revenues through December 31, 1997 may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue the entire $150,000 by December 31, 1997.

The obligations of the Company to pay royalties terminates on the earlier of such time as the total royalty payments reach a gross amount of $18,000,000, which amount would be increased by $2,000,000 each time a benchmark is not met. After such date, the Company's rights in the licensed SPR technology continue in perpetuity with no further royalty obligations.

Employment agreements: The Company has three-year employment agreements with its chief executive officer and its executive vice president of research and development and a two-year employment agreement with its chief financial officer. Annual salaries under the agreements are $150,000 for the chief executive officer and $125,000 for the executive vice president of research and development and the chief financial officer with such adjustments and bonuses as may be determined by the Board of Directors. In the event the employment agreements are terminated for any reason by the Company, other than for cause as defined in the agreements, the chief executive officer and executive vice president of research and development would receive the salary due under the remaining terms of the agreement plus one year's salary, and the chief financial officer would receive two year's salary and bonus. The chief executive office and executive vice president of research and development also have the right upon termination to put any shares they own or have the right to receive pursuant to options, back to the Company at fair market value. Total shares subject to this put option, consisting primarily of shares issuable upon exercise of stock options, totalled approximately 2,200,000 at June 30, 1996.

Consulting agreements: The Company had an agreement with a member of the Board of Directors whereby the Company agreed to pay the Board member for consulting services. Consulting expense under this agreement was $45,000 for the year ended June 30, 1995, which was paid by issuing stock at $0.125 per share.

In August 1993, the Company entered into an agreement with a consultant whereby the consultant would provide assistance to the Company with respect to financing, corporate development and other business matters. In consideration for these services, the consultant was to receive a monthly fee and a combination of cash and warrants based on performance. The consultant earned a total of $118,250 under this agreement, which consisted of cash and warrants to purchase 600,000 shares of common stock at $0.125. (See Note 6) $40,000 of these fees were expensed in 1995 with the balance expensed in the prior year. In April 1995, this agreement was canceled and no further obligations are due this consultant.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 4.  Agreements (Continued)

In July 1994, the Company entered into a consulting agreement with a consultant who was also a secured creditor of the Company, being the holder of $300,000 in convertible debentures that have since been converted to common stock (see Note
3). The consultant earned $60,000 under this agreement consisting of $10,000 in cash and 400,000 shares of stock issued at $0.125. In May 1995, this agreement was canceled.

Note 5.  Leases

The Company leases its office space under an agreement which expires February, 2000. The Company leases vehicles and office equipment under various lease agreements which expire at various dates through 1997. Approximate minimum aggregate rental commitments under these leases are as follows:


Years ending June 30:
- --------------------------------------------------------------------------
1997                                                       $     47,000
1998                                                             39,000
1999                                                             38,000
2000                                                             26,000



Rental expense for the years ended June 30, 1996 and 1995, and the period from September 30, 1991 (date of inception) to June 30, 1996, was $82,134, $103,681, and $375,067, respectively.

Note 6.  Stockholders' Equity

Common stock placements: During the year ended June 30, 1996, the Company completed three private offerings of its common stock. In September, 1995, the Company received net proceeds of approximately $2,883,000 from a private placement of units at $1.00 per unit. In November, 1995, the Company received net proceeds of approximately $430,000 also from the private placement of $1.00 units. Each unit consisted of four (4) shares of Company common stock and a warrant to purchase one share of common stock at $.25 per share. In May, 1996, the Company completed its third private offering of 6,275,000 shares of common stock at $.60 per share, resulting in net proceeds of approximately $3,363,000.

Common stock purchase warrants: Common stock purchase warrants outstanding as of June 30, 1996, are summarized below:

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 6.  Stockholders' Equity (Continued)

                         Shares of
                         Common            Exercise          Exercisable
Warrant Class            Stock               Price              Until
- -------------------------------------------------------------------------------
Undesignated             150,000             0.125            February, 1997
                         250,000             0.250            May, 1997
                         450,000             0.125            August, 1998
                       1,173,000             0.125            May, 2000
                         655,000             0.125            June, 2000
                         687,760             0.250            July, 2000
                         200,000             0.250            August, 2000
                       4,382,240             0.250            September, 2000
                         597,500             0.720            May, 2001
Unit                      17,500             5.400            September, 1997


Stock option plan: The Company had 400,000 shares of its common stock reserved for issuance under a 1992 Stock Option Plan (the Plan) and had granted options for the purchase of 307,500 shares. In May 1995, the Plan, along with options granted thereunder, was canceled. As of the date of this report, the Company has not established a new plan.

Nonqualified stock options: The Company granted nonqualified common stock options to purchase shares of common stock to certain employees, directors and other individuals. A summary of outstanding stock options follows:

                                  Number of          Exercise      Expiration
                                    Shares             Price          Date
- -------------------------------------------------------------------------------
Balance, June 30, 1994                    -      $       -             -
  Options granted                 3,392,103        0.125 - 0.25       2000
                                 -------------------------------

Balance, June 30, 1995            3,392,103      $ 0.125 - 0.25
  Options granted                 3,825,000        0.25  - 0.90     2000-2001
                                 -------------------------------

Balance, June 30, 1996            7,217,103      $ 0.125 - 0.90     2000-2001
                                 ===============================

The options that have been granted are exercisable for a period of five years from the date of grant and vest over a period of two to three years from date of grant. At June 30, 1996, options for 4,994,606 shares were exercisable at prices ranging from $0.125 to $0.90.

Compensation expense related to stock option grants was $125,000 in 1996 and $0 in 1995.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 7.  Income Taxes

The Company's income tax expense consists solely of a franchise tax in Italy during the year ended December 31, 1992, as the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $5,293,000 in operating loss carryfowards and $91,000 in research and development credits at June 30, 1996, which may be used to offset otherwise future taxable income. These carryforwards have been limited under the provisions of the Internal Revenue Code, Section 382, which relates to a 50 percent change in control over a 3-year period. The annual net operating loss carryforward limitation due to Section 382 is approximately $200,000 per year which reduced the previously available carryforwards by approximately $2,800,000. In addition, the Company has
"post-change" carryforwards of approximately $2,261,000 that are not limited. Further changes of control may result in the additional expiration of a portion of the remaining carryforward before it can be used and are also dependent upon the Company attaining profitable operations in the future.

Loss and tax credit carryfowards, reduced by the Section 382 limitation discussed above, as of June 30, 1996 have the following expiration dates:

                                           Net
                                        Operating            Tax
Expiration Date                           Loss              Credit
- ---------------------------------------------------------------------
     2006                            $   241,000        $      -
     2007                              1,115,000               -
     2008                                827,000          20,000
     2009                                849,000          26,000
     2010                                      -          45,000
     2011                              2,261,000               -
                                    ---------------------------------

                                     $ 5,293,000        $ 91,000
                                    =================================

The tax effects of principal temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:


                                                          June 30,
                                                ----------------------------
                                                     1996         1995
- ----------------------------------------------------------------------------
Loss carryforwards                             $  1,800,000   $  1,978,000
Royalties                                                 -         21,000
Research and development credits and deductions     296,000        251,000
Guarantee of Spectrum Diagnostics, Inc. debt        115,000        137,000
Compensation expense                                 43,000              -
Accrued payroll                                           -         30,000
                                               -----------------------------
Gross deferred tax assets                         2,254,000      2,416,000
Valuation allowance for deferred tax assets      (2,254,000)    (2,417,000)
                                               -----------------------------

                                               $          -   $          -
                                               =============================

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 7.  Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 1996 and 1995, due to the valuation allowance recorded against deferred tax assets.


Note 8.  Spectrum Diagnostics, Inc.

During  1991,  SDS  acquired   substantially  all  of  the  assets  of  Spectrum
Diagnostics, Inc. (SDI) for 1,200,000 shares of SDS common stock plus the assumption of certain SDI liabilities and guarantees.

As a result of its merger with SDS (see Note 1), Quantech now guarantees payment of certain SDI liabilities previously guaranteed by SDS. SDI expects to sell an investment it has in Quantech's common stock, the proceeds of which are expected to be used to pay certain of SDI's obligations, but are not expected to be sufficient to pay the entire amount guaranteed by Quantech.

Quantech has accrued its estimated loss which may result should SDI be unable to pay the obligations discussed above. The Company has recorded a liability of approximately $54,000 as of June 30, 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's executive officers are as follows:

 Name                       Age       Position

R. H. Joseph Shaw           51        President, Chief Executive Officer and
                                      Chairman of the Board

Robert R. McKiel, Ph.D.     53        Executive Vice President-Research and
                                      Development and Director

Gregory G. Freitag          34        Chief Financial Officer, Vice President
                                      of Corporate Development and Secretary

     R. H. Joseph Shaw has been President, Chief Executive Officer and Chairman of the Board of the Company and its predecessor entities since their inception. Mr. Shaw is an honors science graduate with postgraduate work in the area of medical science. He has taught at McMaster University and Simon Fraser
University in Canada, has served on the Le Dain Royal Commission investigating the nonmedical use of drugs and was a guest speaker to the U.S. Senate Committee on Small Business. He has an extensive background in the medical industry and in 1971 started his career with McNeil Laboratories, Ltd., a subsidiary of Johnson & Johnson ("J&J") in the position of Manager of Scientific Affairs. In that capacity, he monitored clinical programs and interfaced with the Canadian equivalent of the FDA. Subsequently, he served as Canadian General Manager of another J&J company. In 1973, Mr. Shaw joined K-Vet/KVL, a privately owned medical company, as Executive Vice President, in which capacity he was responsible for all aspects of the corporate organization. In 1978, Mr. Shaw purchased the Human Diagnostics Division from this group, which he renamed Cathra International ("Cathra"). Mr. Shaw remained with Cathra as President until it was sold in 1985 and coordinated the integration of Cathra and the purchaser's medical groups into a single operating entity, MCT Medical, Inc. Mr. Shaw was the President of MCT Medical, Inc. through April 1987. From April 1987 until joining the Company, Mr. Shaw was Vice President and head of diagnostics of Quadra Logic Technologies, Inc., a company listed on NASDAQ and the Toronto Stock Exchange. Mr. Shaw has extensive experience in both national and international markets and has managed the scientific and commercial development of a number of diagnostic products. He also has experience in establishing and managing strategic alliances in Canada, the United States, Japan and Europe.

     Robert R. McKiel,  Ph.D.,  has been Executive Vice  President-Research  and
Development since 1992 and a director since May 1995. From 1984 to 1987, Dr. McKiel served as Vice President of Amersham International, a large medical company, based in the United Kingdom. From 1987 until joining the Company he served as a consultant to various companies in the medical diagnostics industry, including Ares-Serono and Boehringer Mannheim Corporation. In that capacity, he has been involved in a variety of projects including the design of a clinical immunochemistry analyzer, implementation of a GMP (Good Manufacturing Practices) program for a clinical device manufacturer and a redesign of a pharmaceutical quality control program. He earned his baccalaureate degree in organic chemistry at the University of Notre Dame and a doctorate in biological chemistry at the University of Illinois. After completion of his post-doctoral residency in clinical chemistry at the University of Illinois Medical Center, he joined the Illinois Medical Center staff. From 1973 to 1979, he served as an assistant Director of the University of Illinois Hospital Laboratories and as head of Radioimmunoassay Laboratory, held various faculty appointments, and taught in the departments of Biological Chemistry and Pathology. In 1979, Dr. McKiel joined Amercham Corporation to establish a U.S. based technical support system for the company's products, and to enhance the Americam's effectiveness in the design and marketing of new products in the U.S. In 1984, he took on the additional responsibility of managing the marketing of clinical products.

     Gregory G. Freitag has been Chief Financial Officer, Vice President of Corporate Development and Secretary of the Company since December 1, 1995. From 1987 until joining the Company Mr. Freitag was a lawyer with the Minneapolis, Minnesota law firm of Fredrikson & Byron, P.A. As a shareholder with Fredrikson & Byron, he practiced in the corporate, securities and merger and acquisition areas of law. Mr. Freitag has his J.D. and CPA, has served on securities advisory committees to the Minnesota Commissioner of Commerce and is included in the Minnesota Business Guide to Law & Leading Attorneys.

     The information required by Item 9 relating to directors is incorporated herein by reference to the section entitled "Election of Directors" which appears in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUANTECH LTD. ("Registrant")

Dated: August 19, 1996                 By:   /s/ R. H. Joseph Shaw
                                             ----------------------
                                             R. H. Joseph Shaw,
                                             CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints R.H. JOSEPH SHAW and GREGORY G. FREITAG as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                   Title                                    Date

/s/ R. H. Joseph Shaw     Chairman, Chief Executive Officer,     August 19, 1996
R.H. Joseph Shaw          and  Director

/s/ Gregory G.  Freitag   Chief Financial Officer, Secretary     August 19, 1996
Gregory G. Freitag        and Treasurer (Chief Financial and
                          Accounting Officer)

/s/ Robert R. McKiel      Director                               August 19, 1996
Robert R. McKiel


/s/ James F. Lyons        Director                               August 19, 1996
James F. Lyons


/s/ Richard W. Perkins    Director                               August 19, 1996
Richard W. Perkins

/s/ Edward E. Strickland  Director                               August 19, 1996
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 1996
                         Commission File Number: 0-19957


Exhibit                           Description
Number

2.1 Plan of Reorganization, dated November 24, 1992, by and among Quantech Ltd. and Spectrum Diagnostics S.p.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

2.2 Amendment and Restatement Agreement and Plan of Merger dated January 20, 1993 by and among Quantech Ltd., Spectrum Diagnostics S.p.A. and Spectrum Diagnostics Corp. (incorporated by reference to Exhibit 2.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

3.1  Articles of  Incorporation  of Quantech Ltd. as amended to date.

3.2 Bylaws of Quantech Ltd. (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

4.2  Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2
     of  the  Registrant's   Registration  Statement  on  Form  SB-2;  Reg.  No.
     333-6809).

10.1 Lease for office space at 1419 Energy Park Drive, St. Paul, MN 55108 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.2 Option Agreement with Ares-Serono, as amended (including license) assigned to Quantech Ltd. pursuant to the Merger (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

10.3*Employment  Agreement with R.H. Joseph Shaw  (incorporated  by reference to
     Exhibit  10.3 of the  Registrant's  Form 10-KSB for the Year Ended June 30,
     1995).

10.4*Employment  Agreement with Robert M. McKiel  (incorporated  by reference to
     Exhibit  10.4 of the  Registrant's  Form 10-KSB for the Year Ended June 30,
     1995).

10.5 Letter of Amendment to Ares-Serono  License  (incorporated  by reference to
     Exhibit  10.6 of the  Registrant's  Form 10-KSB for the Year Ended June 30,
     1995).

10.6 Agreement with Donnelly  Corporation  (incorporated by reference to Exhibit
     10.6 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-6809).

10.7*Stock   Option  to   purchase   1,246,000   shares  by  R.H.   Joseph  Shaw
     (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.8*Stock Option to purchase 830,841 shares by Robert M. McKiel (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.9*Employment Agreement with Gregory G. Freitag  (incorporated by reference to
     Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2; Reg.No. 333-6809).

10.10First Amendment to Warrant of Messrs. Strickland, Perkins, Lyons, Freitag and Shaw (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-6809)

22   Quantech has no subsidiaries.

24   Power of Attorney (included on signature page to this Form 10-KSB)

27   Financial Data Schedule (filed with electronic version only)

*    Management contract or compensatory plan or arrangment.