Form 10QSB
period 1996-09-30
QUANTECH LTD /MN/
filed 1996-11-13
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
September 30, 1996                                              0 - 19957

                                  Quantech Ltd.
             (Exact name of registrant as specified in its charter)

          Minnesota                                             41-1709417
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
               (Address of principal executive offices) (Zip code)

                                 (612)-647-6370
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X               NO ____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 47,095,759 shares of Common Stock, par value $.01 per share, outstanding as of November 11, 1996.

                                      Index

PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1: Financial Statements:

     Balance Sheets as of September 30, 1996 and June 30, 1996             3

     Statement of Operations for the Three Months Ended September 30,
     1996 and 1995 and from inception to September 30, 1996                4

     Statement of Stockholders' Equity from inception to September 30,
     1996                                                                  5

     Statement of Cash Flows for the Quarters ended  September 30,
     1996 and 1995 and from inception to September 30, 1996                6

     Notes to Financial Statements                                         7

Item 2: Management's Discussion and Analysis or
        Plan of Operation                                                  8


PART II.    OTHER INFORMATION                                             10

PART I
                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                (Unaudited)
                                                               September 30,    June 30,
                                                                    1996           1996
                                                              -------------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $  2,267,172   $  2,942,871
  Other current assets                                              68,974         41,269
                                                               -----------    -----------
                                                                 2,336,146      2,984,140
                                                               -----------    -----------
EQUIPMENT
  Equipment                                                        332,712        268,058
  Leasehold Improvements                                            15,000         15,000
                                                               -----------    -----------
                                                                   347,712        283,058
   Less:accumulated depreciation                                   (92,498)       (78,657)
                                                               -----------    -----------
                                                                   255,214        204,401
OTHER ASSETS
  License agreement, at cost, less amortization                  2,264,390      2,320,334
  Organization expenses, at cost, less amortization                    887          4,675
                                                               -----------    -----------
                                                                 2,265,277      2,325,009
                                                               -----------    -----------
TOTAL  ASSETS                                                 $  4,856,637   $  5,513,550
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                             $     19,850   $     24,455
  Accounts Payable                                                 155,866        114,934
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                           49,360         53,637
    Other                                                            8,894              0
                                                               -----------    -----------
   Total Current Liabilites                                        233,970        193,026
                                                               -----------    -----------

LONG-TERM OBLIGATIONS
    Minimum Royalty Commitment                                      56,250         37,500
                                                               -----------    -----------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized 60,000,000 shares issued and outstanding 46,910,759 shares at September 30,
   1996; and 46,900,759 at June 30, 1996                      $    469,108   $    469,008
  Additional paid-in capital                                    15,286,946     15,296,856
  Deficit accumulated during the development stage             (11,189,637)   (10,482,840)
                                                               -----------    -----------
  Total Stockholders Equity (Deficit)                            4,566,417      5,283,024
                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $  4,856,637   $  5,513,550
                                                               ===========    ===========

                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED

                                                                      Period From
                                                                      September 30,
                                                                         1991
                                       Three months   Three months     (Date 0f
                                          Ended         Ended        Inception), to
                                      September 30,   September 30,   September 30,
                                           1996           1995            1996
                                      ------------    ------------    ------------

Interest Income                       $     34,692    $      1,151    $    124,619
                                      ------------    ------------    ------------

Expenses:
  General & Administrative                 357,494         228,663       6,498,965
  Research and development                 362,832         235,734       2,893,951
  Minimum royalty expense                   18,750          43,750         906,250
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.             --              --           556,150
  Net exchange (gain)                         --              --           (67,172)
  Financing                                  2,413          51,071         483,517
                                      ------------    ------------    ------------
                                           741,489         559,218      11,271,661
                                      ------------    ------------    ------------
Loss before income taxes                  (706,797)       (558,067)    (11,147,042)
Income taxes                                  --              --            42,595
                                      ============    ============    ============
Net loss                              $   (706,797)   $   (558,067)   $(11,189,637)
                                      ============    ============    ============

Loss per common share                 $      (0.02)   $      (0.07)
Weighted average common shares
  outstanding                           46,902,063       8,319,094


                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to September 30, 1996

                                                                                  Deficit
                                                                                Accumulated
                                                                                  During
                                                         Par       Additional       the                     Paid for
                                            Shares      Value       Paid-In     Development  Subscriptions    Not
                                            Issued      Amount      Capital        Stage      Receivable     Issued
                                          ------------------------------------------------------------------------------
Balance at Inception
Net Loss                                                                         ($3,475,608)
Common stock transactions:
 Common stock issued,
  October 1991                             3,200,000   $3,154,574
 Common stock issued,
  November 1991                              600,000     $611,746   $1,788,254
 Common stock issuance costs                                         ($889,849)
 Cumulative translation adjustment
 Common stock issued,
  September 1992                             700,000     $699,033     $875,967                   ($53,689)
 Common stock issuance costs                                         ($312,755)
 Common stock to be issued                                                                                    $120,000
 Cumulative translation adjustment
 Elimination of cumulative translation
     adjustment
Officers advances, net
                                          ------------------------------------------------------------------------------
Balance, December 31, 1992                 4,500,000   $4,465,353   $1,461,617   ($3,475,608)    ($53,689)    $120,000

Net loss                                                                           ($996,089)
Common stock transactions:
 Common stock issued,
   January 1993                              160,000       $1,600     $118,400                               ($120,000)
 Common stock issued,
   April 1993                                 30,000         $300      $11,700
 Change in common stock par
   value resulting from merger
 Change in common stock par
   value resulting from merger                        ($4,420,353)  $4,420,353
Repayments
                                          ------------------------------------------------------------------------------
Balance,June 30, 1993                      4,690,000      $46,900   $6,012,070   ($4,471,697)    ($53,689)          $0

Net loss                                                                         ($1,543,888)
240,000 shares of common
 stock to be issued                                                                                            $30,000
Repayments                                                                                        $53,689
                                          ------------------------------------------------------------------------------
Balance, June 30, 1994                     4,690,000      $46,900   $6,012,070   ($6,015,585)          $0      $30,000

Net loss                                                                         ($2,070,292)
Common stock issued, June 1995             2,150,000      $21,500     $276,068                   ($20,000)    ($30,000)
Warrants issued for services                                           $40,200
                                          ------------------------------------------------------------------------------
Balance June 30, 1995                      6,840,000      $68,400   $6,328,338   ($8,085,877)    ($20,000)          $0
Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                            6,160,000      $61,600   $1,304,450
     August, 1995                            717,600       $7,176     $161,460
     September, 1995                      13,807,296     $138,073   $2,370,389
     November, 1995                        1,897,840      $18,978     $425,482
     December, 1995                       11,217,157     $112,172   $1,292,473
     May, 1996                             6,275,000      $62,750   $3,300,422
     June, 1996                                5,058          $51       $3,650
Payments received on
  subscription receivable                    (19,192)       ($192)    ($14,808)                   $20,000
Compensation expense recorded
  on stock options                                                    $125,000
Net loss                                                                         ($2,396,963)
                                          ------------------------------------------------------------------------------
Balance, June 30, 1996                    46,900,759     $469,008  $15,296,856  ($10,482,840)          $0           $0
Common stock issued Sept., 1996               10,000         $100       $2,400
Stock offering costs                                                  ($12,310)
Net loss                                                                           ($706,797)
                                          ------------------------------------------------------------------------------
Balance, September 30, 1996
(Unaudited)                               46,910,759     $469,108  $15,286,946  ($11,189,637)          $0           $0
                                          ==============================================================================

                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED (continued) Period From September 30, 1991 (date of Inception), to September 30, 1996

                                                 Due      Cumulative
                                                 From     Translation
                                               Officers   Adjustment
                                          ----------------------------
Balance at Inception
Net Loss
Common stock transactions:
 Common stock issued,
  October 1991
 Common stock issued,
  November 1991
 Common stock issuance costs
 Cumulative translation adjustment                           $387,754
 Common stock issued,
  September 1992
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment                          ($209,099)
 Elimination of cumulative translation
     adjustment                                             ($178,655)
Officers advances, net                            ($27,433)
                                            --------------------------
Balance, December 31, 1992                        ($27,433)        $0

Net loss
Common stock transactions:
 Common stock issued,
   January 1993
 Common stock issued,
   April 1993
 Change in common stock par
   value resulting from merger
 Change in common stock par
   value resulting from merger
Repayments                                          $5,137
                                          ----------------------------
Balance,June 30, 1993                             ($22,296)        $0

Net loss
240,000 shares of common
 stock to be issued
Repayments                                         $22,296
                                          ----------------------------
Balance, June 30, 1994                                  $0         $0

Net loss
Common stock issued, June 1995
Warrants issued for services
                                          ----------------------------
Balance June 30, 1995                                   $0         $0
Common stock issued, net of
  issuance costs of $848,877:
     July, 1995
     August, 1995
     September, 1995
     November, 1995
     December, 1995
     May, 1996
     June, 1996
Payments received on
  subscription receivable
Compensation expense recorded
  on stock options
Net loss
                                          ----------------------------
Balance, June 30, 1996                                  $0         $0
Common stock issued Sept., 1996
Stock offering costs
Net loss
                                          ----------------------------
Balance, September 30, 1996
(Unaudited)                                             $0         $0
                                          ============================


                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        Period From
                                                                                        September 30,
                                                               Three        Three           1991
                                                               Months      Months         (Date of
                                                               ended       ended        Inception), to
                                                           September 30, September 30,  September 30,
                                                                1996         1995           1996
                                                            ----------   ------------   ------------
Cash Flows From Operating Activities
 Net Loss                                                   $(706,797)   $  (558,067)   $(11,189,637)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment               --             --         (178,655)
  Depreciation                                                 13,841          6,695        138,852
  Amortization                                                 59,732         59,732      1,188,011
  Noncash compensation and interest                              --             --          489,250
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                     --             --          556,150
  Write down of investment                                       --             --           67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                    (27,705)         7,722          7,463
    Increase (decrease)in accounts payable                     40,932       (512,566)       154,311
    Increase (decrease) in accrued expenses                    23,367       (285,710)       388,628
                                                             ---------    ----------    -----------
     Net cash used in operating activities                   (596,630)    (1,282,194)    (8,378,127)
                                                             ---------    ----------    -----------

Cash Flows From Investing Activities
 Purchase of property and equipment                           (64,654)       (65,962)      (387,095)
 Organization expenses                                           --             --          (97,547)
 Officer advances                                                --             --         (109,462)
 Purchase of investment                                          --             --         (225,000)
 Purchase of license agreement                                   --             --       (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                          --             --         (320,297)
 Prepaid securities issuance costs                               --             --          (22,943)
 Purchase of Spectrum Diagnostics, Inc., net of cash             --             --             --
  and cash equivalents acquired                                  --             --       (1,204,500)
                                                             ---------    ----------    -----------
   Net cash used in investing activities                      (64,654)       (65,962)    (4,316,844)
                                                             ---------    ----------    -----------

Cash Flows From Financing Activities
 Net proceeds from the sale of common stock                 $   2,500     $2,882,952    $12,610,736
 Proceeds on debt obligations                                    --             --        2,658,435
 Payments received on stock subscription receivables             --             --            5,000
 Stock offering costs                                         (12,310)          --          (12,310)
 Payments on debt obligations                                  (4,605)      (335,893)      (502,960)
                                                            ---------     ----------    -----------
  Net cash provided by financing activities                   (14,415)     2,547,059     14,758,901
                                                            ---------     ----------    -----------

Effect of Exchange Rate Changes on Cash                          --             --          203,242
                                                            ---------     ----------    -----------
   Net decrease in cash                                      (675,699)     1,198,903      2,267,172
Cash
 Beginning                                                  2,942,871          4,276           --
                                                            ---------     ----------    -----------
 Ending                                                    $2,267,172     $1,203,179    $ 2,267,172
                                                            ---------     ----------    -----------




                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and its cash flows for the three-month periods ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2. LICENSE AGREEMENT
The Company has a license agreement for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $1,000,000 by December 31, 1997, the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of September 30, 1996 the Company has paid $850,000 of the cumulative royalty payments. The Company has also ratably accrued additional minimum royalty payments of $37,500 as of June 30, 1996, because sales or sublicense revenues through December 31, 1997 may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue the entire $150,00 by December 31, 1997.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration will consist of a small, bench top instrument and a series of disposable slides with multiple tests per slide. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine, saliva) without preparation or addition of reagents. The Company's initial focus is to develop its SPR instrument for Critical Care Units of hospitals; initially for the emergency department of such Units. Its first test will aid physicians in assessing whether a patient has suffered a heart attack.

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

Results of Operations

         The Company has incurred a net loss of $11,189,637 from September 30, 1991 (date of inception) through September 30, 1996 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three months ended September 30, 1996 the Company had interest income of $34,692 compared to $1,151 for the same period in 1995 as a result of cash on hand obtained from Quantech's private placements. General and administration expenses increased from $228,663 for the three months ended September 30, 1995 to $357,494 for the three months ended September 30, 1996. This increase in Quantech's general and administration expenses was in part a result of adding general and administration personnel and other costs associated with Quantech continuing to build its infrastructure in anticipation of commercial production of its system. A portion of the increase was also attributable to increased public relations expenditures as the Company incurred costs for its year end materials (Form 10-KSB and Annual Report), proxy materials, prospectus for selling shareholders and investor packages requested by potential shareholders and brokers. General and administration expenses are not anticipated to increase significantly in the next quarter, but will continue to grow in the future as the Company nears market introduction of, and begins to sell, its system.

         Research and development costs increased from $235,734 in the three months ended September 30, 1995 to $362,832 in the same period of 1996. This increase is a result of accelerated research and development activity including hiring of employees and consultants and engaging firms to perform contract development work. Minimum royalty expense decreased in the three months ended September 30, 1996 as compared to the same 1995 period as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono.

         For the three months ended September 30, 1996 Quantech had a loss of $706,797 as compared to $558,067 for the same period ended September 30, 1995. This increase was a result of the rise in research and development and general and administrative expenses in the 1996 period exceeding decreases in such period in minimum royalty and financing expenses and the increase in interest income.

         In the three months ended September 1996, the Company has continued to contract for the development of its prototype instrument and its manufacture; continued to develop the chemistries necessary to do specific tests and contracted the development of the disposable slides for the tests. Management anticipates that the Company will be able to submit its system to the FDA for approval around the end of calendar year 1996. Such FDA approval is anticipated in the spring of 1997. After such approval the system will be marketed in the United States. This timetable will be influenced by the Company's ability to complete prototype development of its system and necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system.


Liquidity and Capital Resources

         From inception to September 30, 1996, Quantech has raised approximately $15,500,000 through a combination of public stock sales, private stock sales and debt obligations. Additional funds will be needed to establish sales and marketing and production capabilities and to begin any significant sales of the Company's product once development is completed. Although current funds are expected to allow the Company to proceed through FDA approval of its system, Quantech will not have sufficient funds to commence commercial production of its system. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from lenders. There can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders.

         Quantech incurred capital expenditures of approximately $65,000 in the three months ended September 30, 1996. The Company anticipates significant capital expenditures in fiscal 1997 for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition, to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

         The Company currently has outstanding 47,080,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 16,153,603 shares.

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

Future Capital Needs

         The Company does not have sufficient funds to commence commercial production and sales of its system, but anticipates that its current funding is adequate to complete FDA approval of its first product and start preproduction and premarket activities. The Company's ability to begin commercial production and sales of its system will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing which could dilute current shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment

Other Factors

         As described in the Company's Form 10-KSB for the year ended June 10, 1996 under Cautionary Statements and Prospectus dated September 12, 1996 under Risk Factors, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in , affects of government regulation on product and its sale, ability to manufacture product, exposure to the risk of product liability and market for the Company's shares.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
            Not Applicable

Item 2. Changes in Securities
            Not Applicable

Item 3. Defaults upon Senior Securities
            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
            Not Applicable

Item 5. Other Materially Important Events
            On April 23, 1996, a group of three shareholders of Quantech Ltd., calling itself The Group for the Maximization of Shareholder Value of Quantech Ltd. (the "Group"), notified the Company that it had filed a Schedule 13D with the Securities and Exchange Commission. The Group on September 15, 1996 withdrew its Schedule 13D and the Group disbanded.

Item 6. Exhibits and Reports on 8-K
            a. Exhibits - See "Exhibit Index" on page following signatures.
            b. Reports on 8-K - None



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

                                           QUANTECH LTD

                                           /s/ R.H. Joseph Shaw
                                           R.H. Joseph Shaw
                                           President and Chief Executive Officer

                                           /s/ Gregory G. Freitag
                                           Gregory G. Freitag
                                           Chief Financial Officer

Date:  November 12, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-QSB
                                       OF
                                  QUANTECH LTD.

                    For The Quarter Ended September 30, 1996
                         Commission File Number: 0-19957


Exhibit                          Description
Number



10.1              Design proposal with Robert Case + Associates, Inc. dated
                  October 2, 1996

10.2              Design proposal with Robert Case + Associates, Inc. dated
                  October 15, 1996