Form 10QSB
period 1996-12-31
QUANTECH LTD /MN/
filed 1997-02-13
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                      Commission File Number:
December 31, 1996                                               0 - 19957

                                  Quantech Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                             41-1709417
      ------------------                                       ------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
-------------------------------------------------------------------------------
  (Address of principal executive offices)     (Zip code)

                                 (612)-647-6370
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X              NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 47,385,759 shares of Common Stock, par value $.01 per share, outstanding as of February 12, 1997.

                                      Index

PART I.    FINANCIAL INFORMATION                                        Page No.

     Item 1:     Financial Statements:

                 Balance Sheets as of December 31, 1996 and June 30,
                 1996                                                         3

                 Statement  of  Operations  for the Three  Months and
                 Six Months Ended December 31, 1996 and 1995 and from
                 inception to December 31, 1996                               4

                  Statement of Stockholders' Equity from inception
                  to December 31, 1996                                        6

                  Statement of Cash Flows for the Quarters ended
                  December 31, 1996 and 1995 and from inception to
                  December 31, 1996                                           7

                  Notes to Financial Statements                               8

     Item 2:      Management's Discussion and Analysis or
                      Plan of Operation                                       9


PART II.    OTHER INFORMATION                                                13

PART I
                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                 (Unaudited)
                                                                 December 31,       June 30,
                                                                     1996             1996
                                                                 ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $    1,282,866   $  2,942,871
  Other current assets                                                 49,026         41,269
                                                                  ------------   ------------
                                                                    1,331,892      2,984,140
                                                                  ------------   ------------
EQUIPMENT
  Equipment                                                           352,171        268,058
  Leasehold Improvements                                               15,000         15,000
                                                                  ------------   ------------
                                                                      367,171        283,058
   Less:accumulated depreciation                                     (108,251)       (78,657)
                                                                  ------------   ------------
                                                                      258,920        204,401
OTHER ASSETS
  License agreement, at cost, less amortization                     2,208,446      2,320,334
  Organization expenses, at cost, less amortization                       188          4,675
                                                                  ------------   ------------
                                                                    2,208,634      2,325,009
                                                                  ------------   ------------
TOTAL  ASSETS                                                  $    3,799,446   $  5,513,550
                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                              $       15,048   $     24,455
  Accounts Payable                                                    149,030        114,934
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                              45,151         53,637
    Other                                                              12,964              0
                                                                  ------------   ------------
   Total Current Liabilites                                           234,193        193,026
                                                                  ------------   ------------

LONG-TERM OBLIGATIONS
    Minimum Royalty Commitment                                         75,000         37,500
                                                                  ------------   ------------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value;
  authorized 90,000,000 shares
   issued and outstanding 47,365,759
   shares at December 31, 1996; and
   46,900,759 at June 30, 1996                                 $      473,658   $    469,008
  Additional paid-in capital                                       15,408,146     15,296,856
  Subscription Receivable                                             (57,500)             0
  Deficit accumulated during the development stage                (12,322,051)   (10,482,840)
                                                                  ------------   ------------
  Total Stockholders Equity                                         3,490,253      5,283,024
                                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                      $    3,799,446   $  5,513,550
                                                                  ============   ============

                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED


                                    Three months   Three months
                                       Ended          Ended
                                    December 31,   December 31,
                                        1996           1995
                                    ------------   ------------

Interest Income                     $     26,540   $     11,176
                                    ------------   ------------
Expenses:
  General & Administrative               367,170        420,074
  Research and development               700,581        217,557
  Sales and Marketing                     70,424         -
  Minimum royalty expense                 18,750         43,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.         -              -
  Net exchange (gain)                     -              -
  Financing                                2,029         51,757
                                    ------------   ------------
                                       1,158,954        733,138
                                    ------------   ------------
Loss before income taxes              (1,132,414)      (721,962)
Income taxes                              -              -
                                    ------------   ------------
Net loss                            $ (1,132,414)  $   (721,962)
                                    ============   ============

Loss per common share               $      (0.02)  $      (0.03)
Weighted average common shares
  outstanding                         47,119,129     28,727,176

                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED

                                                                     Period From
                                                                   September 30,
                                                                         1991
                                      Six months     Six months        (Date 0f
                                        Ended           Ended       Inception), to
                                     December 31,   December 31,     December 31,
                                         1996           1995             1996
                                     ------------   -------------   --------------

Interest Income                      $     61,232   $      12,327    $    151,159
                                     ------------   -------------   --------------
Expenses:
  General & Administrative                724,664         648,737       6,866,135
  Research and development              1,063,413         453,291       3,594,532
  Sales and Marketing                      70,424                          70,424
  Minimum royalty expense                  37,500          87,500         925,000
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.         -               -               556,150
  Net exchange (gain)                     -               -               (67,172)
  Financing                                 4,442         102,828         485,546
                                     ------------   -------------   --------------
                                        1,900,443       1,292,356      12,430,615
                                     ------------   -------------   --------------
Loss before income taxes               (1,839,211)     (1,280,029)    (12,279,456)
Income taxes                              -               -                42,595
                                     ------------   -------------   --------------
Net loss                             $ (1,839,211)  $  (1,280,029)  $ (12,322,051)
                                     ============   =============   ==============

Loss per common share                $      (0.04)  $       (0.07)
Weighted average common shares
  outstanding                          47,010,487      18,400,213


                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1996

                                                                        Deficit
                                                                      Accumulated
                                                                        During
                                                  Par      Additional     the                    Paid for      Due     Cumulative
                                       Shares    Value      Paid-In   Development  Subscriptions   Not        From     Translation
                                       Issued    Amount     Capital      Stage      Receivable    Issued     Officers  Adjustment
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance at Inception
Net Loss                                                               ($3,475,608)
Common stock transactions:
 Common stock issued,
  October 1991                       3,200,000 $3,154,574
 Common stock issued,
  November 1991                        600,000   $611,746  $1,788,254
 Common stock issuance costs                                ($889,849)
 Cumulative translation adjustment                                                                                       $387,754
 Common stock issued,
  September 1992                       700,000   $699,033    $875,967                 ($53,689)
 Common stock issuance costs                                ($312,755)
 Common stock to be issued                                                                        $120,000
 Cumulative translation adjustment                                                                                      ($209,099)
 Elimination of cumulative
  translation adjustment                                                                                                ($178,655)
Officers advances, net                                                                                       ($27,433)
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance, December 31, 1992           4,500,000 $4,465,353  $1,461,617  ($3,475,608)   ($53,689)   $120,000   ($27,433)        $0

Net loss                                                                 ($996,089)
Common stock transactions:
 Common stock issued,
   January 1993                        160,000     $1,600    $118,400                            ($120,000)
 Common stock issued,
   April 1993                           30,000       $300     $11,700
 Change in common stock par
   value resulting from merger
 Change in common stock par
   value resulting from merger                ($4,420,353) $4,420,353
Repayments                                                                                                     $5,137
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance,June 30, 1993                4,690,000    $46,900  $6,012,070  ($4,471,697)   ($53,689)         $0   ($22,296)        $0

Net loss                                                               ($1,543,888)
240,000 shares of common
 stock to be issued                                                                                $30,000
Repayments                                                                             $53,689                $22,296
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance, June 30, 1994               4,690,000    $46,900  $6,012,070  ($6,015,585)         $0     $30,000         $0          $0

Net loss                                                               ($2,070,292)
Common stock issued, June 1995       2,150,000    $21,500    $276,068                 ($20,000)   ($30,000)
Warrants issued for services                                  $40,200
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance June 30, 1995                6,840,000    $68,400  $6,328,338  ($8,085,877)   ($20,000)         $0         $0          $0
Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                      6,160,000    $61,600  $1,304,450
     August, 1995                      717,600     $7,176    $161,460
     September, 1995                13,807,296   $138,073  $2,370,389
     November, 1995                  1,897,840    $18,978    $425,482
     December, 1995                 11,217,157   $112,172  $1,292,473
     May, 1996                       6,275,000    $62,750  $3,300,422
     June, 1996                          5,058        $51      $3,650
Payments received on
  subscription receivable             (19,192)      ($192)   ($14,808)                 $20,000
Compensation expense recorded
  on stock options                                           $125,000
Net loss                                                               ($2,396,963)
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance, June 30, 1996              46,900,759   $469,008 $15,296,856 ($10,482,840)         $0          $0         $0          $0
Stock offering costs                                         ($12,310)
Common stock issued upon
 exercise of options and
 warrants
     September 1996                     10,000       $100      $2,400
     October 1996                      170,000     $1,700     $40,800
     November 1996                      15,000       $150      $3,600
     December 1996                     270,000     $2,700     $64,800                 ($57,500)
Compensation expense recorded
  on stock options                                            $12,000
Net loss                                                               ($1,839,211)
                                    ---------- ----------  ----------  ----------   -----------   --------   --------  -----------
Balance, December 31, 1996
(Unaudited)                         47,365,759   $473,658 $15,396,146 ($12,322,051)   ($57,500)         $0         $0         $0
                                    ========== ==========  ==========  ==========   ===========   ========   ========  ===========

                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  Period From
                                                                                  September 30,
                                                        Six            Six            1991
                                                        Months         Months        (Date of
                                                        ended          ended      Inception), to
                                                     December 31,   December 31,   December 31,
                                                         1996           1995           1996
                                                     ------------   -------------   --------------
Cash Flows From Operating Activities
 Net Loss                                            $ (1,839,211)   $ (1,280,029)   $(12,322,051)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Elimination of cumulative translation adjustment           --              --          (178,655)
  Depreciation                                             29,594          16,123         154,605
  Amortization                                            116,375         119,463       1,244,654
  Noncash compensation and interest                        12,000         125,000         501,250
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                 --              --           556,150
  Write down of investment                                   --              --            67,500
  Change in assets and liabilities, net of
   effects from  purchase of Spectrum
   Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                 (7,757)         16,118          27,411
    Increase (decrease)in accounts payable                 34,096        (594,396)        147,475
    Increase (decrease) in accrued expenses                41,978        (194,830)        407,239
                                                     ------------   -------------   --------------
     Net cash used in operating activities             (1,612,925)     (1,792,551)     (9,394,422)
                                                     ------------   -------------   --------------

Cash Flows From Investing Activities
 Purchase of property and equipment                       (84,113)       (108,408)       (406,554)
 Organization expenses                                       --              --           (97,547)
 Officer advances                                            --              --          (109,462)
 Purchase of investment                                      --              --          (225,000)
 Purchase of license agreement                               --              --        (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                      --              --          (320,297)
 Prepaid securities issuance costs                           --              --           (22,943)
 Purchase of Spectrum Diagnostics, Inc., net                 --              --              --
  of cash and cash equivalents acquired                      --              --        (1,204,500)
                                                     ------------   -------------   --------------
   Net cash used in investing activities                  (84,113)       (108,408)     (4,336,303)
                                                     ------------   -------------   --------------

Cash Flows From Financing Activities
 Net proceeds from the sale of common stock          $     53,750    $  3,312,952    $ 12,661,986
 Proceeds on debt obligations                                --              --         2,658,435
 Payments received on stock subscription
  received                                                  5,000            --            10,000
 Stock offering costs                                     (12,310)           --           (12,310)
 Payments on debt obligations                              (9,407)       (342,797)       (507,762)
                                                     ------------   -------------   --------------
  Net cash provided by financing activities                37,033       2,970,155      14,810,349
                                                     ------------   -------------   --------------

Effect of Exchange Rate Changes on Cash                      --              --           203,242
                                                     ------------   -------------   --------------
   Net decrease in cash                                (1,660,005)      1,069,196       1,282,866
Cash
 Beginning                                              2,942,871           4,276            --
                                                     ------------   -------------   --------------
 Ending                                              $  1,282,866    $  1,073,472    $  1,282,866
                                                     ============   =============   ==============

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of operations and its cash flows for the three month and six month periods ended December 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2. LICENSE AGREEMENT
The Company has a license agreement for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $1,000,000 by December 31, 1997, the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of December 31, 1996 the Company has paid $850,000 of the cumulative royalty payments. The Company has also ratably accrued additional minimum royalty payments of $75,000 as of December 31, 1996, because sales or sublicense revenues through December 31, 1997 may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue the entire $150,000 by December 31, 1997.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration consists of a small, bench top instrument and a series of disposables each offering a particular test or series of tests. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine, saliva) without preparation or addition of reagents. The Company's initial focus is to develop its SPR instrument for Critical Care Units of hospitals; initially for the emergency department. Its first test will aid physicians in assessing whether a patient has suffered a heart attack, with additional disposable tests being introduced after the initial introduction of the Quantech system.

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

Results of Operations

         The Company has incurred a net loss of $12,322,051 from September 30, 1991 (date of inception) through December 31, 1996 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and six months ended December 31, 1996 the Company had interest income of $26,540 and $61,232, respectively, compared to $11,176 and $12,327, respectively, for the same periods in 1995 as a result of a greater amount of cash on hand obtained from Quantech's fiscal 1996 private placement of securities. General and administration expenses decreased from $420,074 for the three months ended December 31, 1995 to $367,170 for such three months ended
December 31, 1996. This decrease was primarily a result of reductions in professional and consulting fees exceeding increases in salaries, as a result of additions of employees, and public relations expenditures. The Company has also been able to lower or maintain other general and administrative expenses even though it has added to its staff. General and administration expenses increased from $648,737 for the six months ended December 31, 1995 to $724,664 for such six months ended December 31, 1996. This increase was in part a result of adding general and administration personnel and other costs associated with Quantech continuing to build its infrastructure in anticipation of commercial production of its system. A significant portion of the increase was also attributable to increased public relations expenditures as the Company incurred costs for its annual meeting of shareholders, including its annual report, prospectus for selling shareholders and investor packages requested by potential shareholders and brokers. General and administration expenses are anticipated to increase in the future when the Company nears market introduction of, and begins to sell, its system.

         Research and development costs increased from $217,557 and $453,291 in the three and six months ended December 31, 1995, respectively, to $700,581 and $1,063,413 in the same respective periods of 1996. These increases are a result of accelerated research and development activity including hiring of employees and consultants, chemistry supplies and engaging firms to perform contract development work, including design engineering on Quantech's disposable and instrument. It is expected that research and development expenditures will continue to increase in the future as Quantech completes development of its system, begins work on additional disposable tests for its system and maintains a level of activity to continually improve and advance the Company's technology and testing system.

         The Company, for the three months ended December 31, 1996 incurred sales and marketing expenses of $70,424. There are no comparative periods for such sales and marketing expenditures as the Company established its marketing activity in the quarter ended December 31, 1996. Marketing activity in such period consisted of market research, including conducting client focus groups, creating specifications pertaining to user interface software and integrating user requirements into the test disposable and instrument designs. The Company anticipates sales and marketing expenses to increase substantially as it nears product introduction and begins system sales.

         Minimum royalty expense decreased in the three and six months ended December 31, 1996 as compared to the same 1995 periods as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono.

         For the three and six months ended December 31, 1996 Quantech had a loss of $1,132,414 and $1,839,211, respectively, as compared to $721,962 and $1,280,029, respectively, for the same periods ended December 31, 1995. These increases were substantially the result of the rise in research and development expenses and the beginning of sales and marketing expenditures in the three month period ended December 31, 1996 exceeding decreases in such periods in minimum royalty and financing expenses and the increase in interest income.

         In the three and six months ended December 31, 1996, the Company has continued to contract for the development and design of its prototype instrument and disposable and their manufacture; continued to develop the chemistries necessary to do specific tests and reevaluated the development and quality of its coated grating component of its disposable. Quantech has established final specifications and quality requirements for this coated grating component and identified multiple sources of manufacturing for such component. Management anticipates that the Company will be able to submit its system to the FDA for approval by the summer of 1997 and will introduce its product into the United States after receiving such FDA approval. This timetable will be influenced by the Company's ability to complete prototype development of its system and necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system.

Liquidity and Capital Resources

         From inception to December 31, 1996, Quantech has raised approximately $15.5 million through a combination of public stock sales, private stock sales and debt obligations. Additional funds of at least $15 million will be needed to significantly expand sales and marketing activity, including establishing a sales force once development of the Company's product is completed, to establish manufacturing capabilities, to fund inventory and accounts receivable and to increase the Company's overall infrastructure (the "Launch Financing"). Although current funds are expected to allow the Company to submit its system to the FDA for approval, Quantech does not have sufficient funds to commence commercial production of its system or begin sales. As a result, if Quantech does not complete its Launch Financing by May of 1997, it will require funds to maintain operations while it waits for FDA approval and to continue its final product commercialization and initial marketing activity. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders. Quantech is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any firm commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders.

         Quantech incurred capital expenditures of approximately $84,000 in the six month period ended December 31, 1996. The Company anticipates significant capital expenditures in calendar 1997 for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

         The Company currently has outstanding 47,385,759 shares of Common Stock. It also has options and warrants outstanding to purchase 16,098,603 additional shares.

Issued But Not Yet Adopted Accounting Standard

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will be required to adopt Statement No. 123 in fiscal 1997. The Company does not intend to adopt Statement No. 123 in measuring expense, however, it will present the proforma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of income.

Cautionary Statements

         As provided for under the Private Securities Litigation Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

No History of Operations; Development Stage Company; Going Concern Uncertainty

         To date, the Company does not have a product ready to be brought to market and its proposed operations are subject to all of the risks inherent in a new business enterprise, including completion of commercial development and FDA approval of its products within reasonable time frames and budget constraints, lack of marketing experience and lack of production history. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and specifically those historically encountered by Quantech, the development of a new product and the competitive environment in which the Company will operate. The report of the independent auditors on the Company's financial Statements for the period ended June 30, 1996, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

Future Capital Needs

         The Company does not have sufficient funds to commence commercial production and sales of its system as provided above in "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". The Company's ability to begin commercial production and sales of its system will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing which could dilute current shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment

Other Factors

         As described in the Company's Form 10-KSB for the year ended June 30, 1996 under Cautionary Statements and Prospectus dated September 12, 1996 under Risk Factors, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in , effects of government regulation on product and its sale, ability to manufacture product, exposure to the risk of product liability and market for the Company's shares.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
            Not Applicable

Item 2. Changes in Securities
            Not Applicable

Item 3. Defaults upon Senior Securities
            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting on November 25, 1996, in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended.. The matters voted upon at the meeting and the votes cast were as follows:

No. 1   Election of Mr. Robert Case as class 1 director   Votes for - 28,817,762
        Votes Withheld - 8,100

No. 2 Amendment to Articles of Incorporation to increase the number of authorized shares to 120,000,000 shares consisting of 90,000,000 Common Shares and 30,000,000 undesignated shares Votes for - 27,229,611 Votes Against - 785,919 Abstain 810,332

Item 5. Other Materially Important Events
            Not Applicable

Item 6. Exhibits and Reports on 8-K
            a. Exhibits - None
            b. Reports on 8-K - None



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


Date:  February 13, 1997