Form 10KSB/A
period 1996-06-30
QUANTECH LTD /MN/
filed 1997-03-19
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A (No. 1)


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes           No

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

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                            Age       Position

         R. H. Joseph Shaw               51        President, Chief Executive
                                                   Officer and Chairman of
                                                   the Board

         Robert R. McKiel, Ph.D.         53        Executive Vice President
                                                   -Research and Development
                                                   and Director

         Gregory G. Freitag              34        Chief Financial Officer, Vice
                                                   President of Corporate
                                                   Development and Secretary


     R. H. Joseph Shaw, age 51, has been President, Chief Executive Officer and Chairman of the Board of the Company and its predecessor entities since inception of the predecessor entity in March 1989. In 1971, Mr. Shaw started his career with McNeil Laboratories, Ltd., a subsidiary of Johnson & Johnson ("J&J") in the position of Manager of Scientific Affairs. In that capacity, he monitored clinical programs and interfaced with the Canadian equivalent of the FDA. Subsequently, he served as Canadian General Manager of another J&J company. In 1973, Mr. Shaw joined K-Vet/KVL, a privately owned medical company, as Executive Vice President. In 1978, Mr. Shaw purchased the Human Diagnostics Division from K-Vet/KVL, which he renamed Cathra International ("Cathra"). Mr. Shaw remained with Cathra as President until it was sold in 1985, after which he coordinated the integration of Cathra and the purchaser's medical groups into a single operating entity, MCT Medical, Inc. Mr. Shaw was the President of MCT Medical, Inc. until April 1987. From April 1987 until joining the Company, Mr. Shaw was Vice President and head of diagnostics of Quadra Logic Technologies, Inc., a medical diagnostics company. Mr. Shaw is an honors science graduate with postgraduate work in the area of medical science. He has taught at McMaster University and Simon Fraser University in Canada, has served on the Le Dain Royal Commission investigating the nonmedical use of drugs and was a guest speaker to the U.S. Senate Committee on Small Business.



     Robert R. McKiel, Ph.D., age 54, has been Executive Vice President-Research and Development since 1992 and a director from May 1995 through November 1996. From 1987 through 1992, Dr. McKiel was President of his consulting firm, R.M. Consulting providing consulting services in the areas of diagnostic and pharmaceutical quality control. From 1984 to 1987, Dr. McKiel served as Vice President of Amersham International, a medical diagnostic company, based in the United Kingdom. He earned his baccalaureate degree in organic chemistry at the University of Notre Dame and a doctorate in biological chemistry at the University of Illinois.

     Gregory G. Freitag, age 35, has been Chief Financial Officer, Vice President of Corporate Development and Secretary of the Company since December 1, 1995. From 1987 until joining the Company, Mr. Freitag was a lawyer with the Minneapolis, Minnesota law firm of Fredrikson & Byron, P.A. As a shareholder with Fredrikson & Byron, he practiced in the corporate, securities and merger and acquisition areas of law. Mr. Freitag has his J.D. and CPA, has served on securities advisory committees to the Minnesota Commissioner of Commerce and is included in the Minnesota Business Guide to Law & Leading Attorneys.


     The information required by Item 9 relating to directors is incorporated herein by reference to the section entitled "Election of Directors" which appears in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.





                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. QUANTECH LTD. ("Registrant")


Dated: March 18, 1997                       By:   /s/ Gregory F. Freitag
                                                  Gregory F. Freitag,
                                                  CFO