Form 10QSB
period 1997-03-31
QUANTECH LTD /MN/
filed 1997-05-15
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                   Commission File Number:
March 31, 1997                                              0 - 19957

                                  Quantech Ltd.
             (Exact name of registrant as specified in its charter)

       Minnesota                                        41-1709417
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

              YES     X        NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 47,675,759 shares of Common Stock, par value $.01 per share, outstanding as of May 10 , 1997.

     Transitional Small Business Disclosure Format: YES ___ NO X

                                      Index

PART I.    FINANCIAL INFORMATION                               Page No.

     Item 1: Financial Statements:                               3

     Balance Sheets as of March 31, 1997 and June 30, 1996

     Statement of  Operations  for the Three  Months and Nine
     Months Ended March 31, 1997 and 1996 and from inception to
     March 31, 1997                                              4

     Statement of Stockholders' Equity from inception to
     March 31, 1997                                              6

     Statement of Cash Flows for the Nine Months ended
     March 31, 1997 and 1996 and from inception to
     March 31, 1997                                              7

     Notes to Financial Statements                               8

     Item 2:      Management's Discussion and Analysis or
                      Plan of Operation                          9

PART II.    OTHER INFORMATION                                   13

PART I
                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                             (Unaudited)
                                                                              March 31,             June 30,
                                                                                1997                 1996
                                                                       ------------------   ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $           457,670 $          2,942,871
  Other current assets                                                               53,633               41,269
                                                                          ------------------   ------------------
                                                                                    511,303            2,984,140
                                                                          ------------------   ------------------
EQUIPMENT
  Equipment                                                                         360,007              268,058
  Leasehold Improvements                                                             15,000               15,000
                                                                          ------------------   ------------------
                                                                                    375,007              283,058
   Less:accumulated depreciation                                                   (123,680)             (78,657)
                                                                          ------------------   ------------------
                                                                                    251,327              204,401
                                                                          ------------------   ------------------
OTHER ASSETS
  License agreement, at cost, less amortization                                   2,152,502            2,320,334
  Organization expenses, at cost, less amortization                                     150                4,675
                                                                          ------------------   ------------------
                                                                                  2,152,652            2,325,009
                                                                          ------------------   ------------------
TOTAL  ASSETS                                                           $         2,915,282 $          5,513,550
                                                                          ==================   ==================
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                       $                 0 $             24,455
  Accounts Payable                                                                  264,641              114,934
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                                            40,868               53,637
    Minimum Royalty Commitment                                                       93,750                    0
    Other                                                                             7,402                    0
                                                                          ------------------   ------------------
   Total Current Liabilites                                                         406,661              193,026
                                                                          ------------------   ------------------

LONG-TERM OBLIGATIONS
    Minimum Royalty Commitment                                                            0               37,500
                                                                          ------------------   ------------------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized 90,000,000
   shares; issued and outstanding 47,675,759 shares at
   March 31, 1997; and 46,900,759 at June 30, 1996                      $           476,758 $            469,008
  Additional paid-in capital                                                     15,475,796           15,296,856
  Deficit accumulated during the development stage                              (13,443,933)         (10,482,840)
                                                                          ------------------   ------------------
  Total Stockholders Equity                                                       2,508,621            5,283,024
                                                                          ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $         2,915,282 $          5,513,550
                                                                          ==================   ==================


                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED



                                                    Three months           Three months
                                                         Ended                  Ended
                                                       March 31,              March 31,
                                                         1997                   1996
                                                  --------------------   --------------------
Interest Income                                      $         14,655       $         10,983
                                                  --------------------   --------------------

Expenses:
  General & Administrative                                    423,016                270,769
  Research and development                                    584,946                238,294
  Sales and Marketing                                         108,354                      -
  Minimum royalty expense                                      18,750                 18,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                   -                      -
  Net exchange (gain)                                               -                      -
  Financing                                                     1,471                  3,501
                                                  --------------------   --------------------
                                                            1,136,537                531,314
                                                  --------------------   --------------------
Loss before income taxes                                   (1,121,882)              (520,331)
Income taxes                                                        -                      -
                                                  ====================   ====================
Net loss                                               $   (1,121,882)       $      (520,331)
                                                  ====================   ====================

Loss per common share                                 $         (0.02)       $         (0.01)
Weighted average common shares
  outstanding                                              47,488,759             40,659,893



                                  QUANTECH LTD.
                          (A Development Stage Company)
                  STATEMENT OF OPERATIONS-UNAUDITED (CONTINUED)


                                                                                                     Period From
                                                                                                     September 30,
                                                                                                         1991
                                                      Nine Months            Nine Months               (Date 0f
                                                         Ended                  Ended               Inception), to
                                                       March 31,              March 31,                March 31,
                                                         1997                    1996                    1997
                                                  --------------------   ---------------------    --------------------
Interest Income                                      $         75,887      $           23,310         $       165,814
                                                  --------------------   ---------------------    --------------------

Expenses:
  General & Administrative                                  1,147,680                 919,506               7,289,151
  Research and development                                  1,648,359                 691,585               4,179,478
  Sales and Marketing                                         178,778                       -                 178,778
  Minimum royalty expense                                      56,250                 106,250                 943,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                   -                       -                 556,150
  Net exchange (gain)                                               -                       -                 (67,172)
  Financing                                                     5,913                 106,329                 487,017
                                                  --------------------   ---------------------    --------------------
                                                            3,036,980               1,823,670              13,567,152
                                                  --------------------   ---------------------    --------------------
Loss before income taxes                                   (2,961,093)             (1,800,360)            (13,401,338)
Income taxes                                                        -                       -                  42,595
                                                  ====================   =====================    ====================
Net loss                                               $   (2,961,093)        $    (1,800,360)          $ (13,443,933)
                                                  ====================   =====================    ====================

Loss per common share                                 $        (0.06)    $             (0.07)
Weighted average common shares
  outstanding                                              47,167,584              25,793,027


                                  QUANTECH LTD
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS'EQUITY-UNAUDITED
      Period From September 30, 1991 (date of Inception), to March 31, 1997



                                                                       Deficit
                                                                     Accumulated
                                                                       During
                                               Par     Additional        the                    Paid for     Due     Cumulative
                                   Shares     Value      Paid-In      Development Subscriptions    Not       From    Translation
                                   Issued    Amount      Capital         Stage    Receivable     Issued    Officers  Adjustment
                                  ------------------------------------------------------------------------------------------

Balance at Inception
Net Loss for 15 months                                                 ($3,475,608)
Common stock transactions:
 Common stock issued,
  October 1991                    3,200,000 $3,154,574
 Common stock issued,
  November 1991                     600,000  $611,746   $1,788,254
 Common stock issuance costs                             ($889,849)
 Cumulative translation adjustment                                                                                   $387,754
 Common stock issued,
  September 1992                    700,000  $699,033     $875,967                ($53,689)
 Common stock issuance costs                             ($312,755)
 Common stock to be issued                                                                        $120,000
 Cumulative translation adjustment                                                                                  ($209,099)
 Elimination of cumulative translation adjustment                                                                   ($178,655)
Officers advances, net                                                                                     ($27,433)
                                  ---------------------------------------------------------------------------------------------
Balance, December 31, 1992        4,500,000 $4,465,353   $1,461,617    ($3,475,608)($53,689)      $120,000 ($27,433)       $0

Net loss                                                                 ($996,089)
Common stock transactions:
 Common stock issued,
   January 1993                     160,000    $1,600      $118,400                               ($120,000)
 Common stock issued,
   April 1993                        30,000      $300       $11,700
 Change in common stock par
   value resulting from merger
 Change in common stock par
   value resulting from merger             ($4,420,353)  $4,420,353
Repayments                                                                                                    $5,137
                                  ----------------------------------------------------------------------------------------------
Balance,June 30, 1993             4,690,000   $46,900    $6,012,070    ($4,471,697)($53,689)            $0  ($22,296)       $0

Net loss                                                               ($1,543,888)
240,000 shares of common
 stock to be issued                                                                                $30,000
Repayments                                                                          $53,689                   $22,296
                                  ----------------------------------------------------------------------------------------------
Balance, June 30, 1994            4,690,000   $46,900 $6,012,070       ($6,015,585)      $0        $30,000         $0       $0

Net loss                                                               ($2,070,292)
Common stock issued, June 1995    2,150,000   $21,500   $276,068                   ($20,000)      ($30,000)
Warrants issued for services                             $40,200
                                  ----------------------------------------------------------------------------------------------
Balance June 30, 1995             6,840,000   $68,400 $6,328,338       ($8,085,877)($20,000)            $0         $0       $0
Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                   6,160,000   $61,600  $1,304,450
     August, 1995                   717,600    $7,176    $161,460
     September, 1995             13,807,296  $138,073  $2,370,389
     November, 1995               1,897,840   $18,978    $425,482
     December, 1995              11,217,157  $112,172  $1,292,473
     May, 1996                    6,275,000   $62,750  $3,300,422
     June, 1996                       5,058       $51      $3,650
Payments received on
  subscription receivable           (19,192)    ($192)   ($14,808)                  $20,000
Compensation expense recorded
  on stock options                                       $125,000
Net loss                                                               ($2,396,963)
                                  -----------------------------------------------------------------------------------------------
Balance, June 30, 1996            46,900,759 $469,008  $15,296,85     ($10,482,840)       $0            $0         $0       $0
Stock offering costs                                   ($12,310)
Common stock issued upon exercise of
 options and warrants
     September 1996                  10,000      $100    $2,400
     October 1996                   170,000    $1,700   $40,800
     November 1996                   15,000      $150    $3,600
     December 1996                  270,000    $2,700   $64,800                      ($57,500)
     January 1997                    20,000      $200    $4,800
     February 1997                  150,000    $1,500   $17,250
     March 1997                     140,000    $1,400   $33,600
Payments received on                                                                  $57,500
  subscription receivable
Compensation expense recorded
  on stock options                                      $24,000
Net loss                                                               ($2,961,093)
                                  ----------------------------------------------------------------------------------------------
Balance, March 31, 1997
(Unaudited)                       47,675,759 $476,758 $15,475,796     ($13,443,933)       $0              $0         $0       $0
                                  ===============================================================================================



                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                                                           Period From
                                                                                                          September 30,
                                                                     Nine                  Nine                1991
                                                                    Months                Months             (Date of
                                                                    ended                 ended          Inception), to
                                                                  March 31,              March 31,          March 31,
                                                                     1997                  1996                1997
                                                               --------------------  ------------------  -----------------
Cash Flows From Operating Activities
 Net Loss                                                      $       (2,961,093)   $     (1,800,360)    $  (13,443,933)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                              -                   -           (178,655)
  Depreciation                                                             45,023              27,884            170,034
  Amortization                                                            172,357             179,195          1,300,636
  Noncash compensation and interest                                        24,000             125,000            513,250
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                    -                   -            556,150
  Write down of investment                                                      -                   -             67,500
  Change in assets and  liabilities,  net of effects  from  purchase of
     Spectrum Diagnostics Inc.:
   (Increase) decrease in current assets                                  (12,364)             (1,039)            22,804
    Increase (decrease)in accounts payable                                149,707            (640,184)           263,086
    Increase (decrease) in accrued expenses                                50,883            (536,784)           416,144
                                                               --------------------  ------------------  -----------------
     Net cash used in operating activities                             (2,531,487)         (2,646,288)       (10,312,984)
                                                               --------------------  ------------------  -----------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                       (91,949)           (156,789)          (414,390)
 Organization expenses                                                          -                   -            (97,547)
 Officer advances, net                                                          -                   -           (109,462)
 Purchase of investment                                                         -                   -           (225,000)
 Purchase of license agreement                                                  -                   -         (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                         -                   -           (320,297)
 Prepaid securities issuance costs                                              -                   -            (22,943)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                 -                   -         (1,204,500)
                                                               --------------------  ------------------  -----------------
   Net cash used in investing activities                                  (91,949)           (156,789)        (4,344,139)
                                                               --------------------  ------------------  -----------------

Cash Flows From Financing Activities
 Net proceeds from the sale of common stock                     $         112,500    $      3,312,952    $    12,720,736
 Proceeds on debt obligations                                                   -                   -          2,658,435
 Payments received on stock subscription receivables                       62,500                   -             67,500
 Stock offering costs                                                     (12,310)                  -            (12,310)
 Payments on debt obligations                                             (24,455)           (347,034)          (522,810)
                                                               --------------------  ------------------  -----------------
  Net cash provided by financing activities                               138,235           2,965,918         14,911,551
                                                               --------------------  ------------------  -----------------

Effect of Exchange Rate Changes on Cash                                         -                   -            203,242
                                                               --------------------  ------------------  -----------------
   Net increase (decrease) in cash                                     (2,485,201)            162,841            457,670
Cash
 Beginning                                                              2,942,871               4,276                  -
                                                               --------------------  ------------------  -----------------
 Ending                                                        $          457,670    $        167,117    $       457,670
                                                               ====================  ==================  =================


                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and its cash flows for the three month and nine month periods ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2. LICENSE AGREEMENT
The Company has a license agreement for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $1,000,000 by December 31, 1997, the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of December 31, 1996, the Company has paid $850,000 of the cumulative royalty payments. The Company has also ratably accrued additional minimum royalty payments of $93,750 as of March 31, 1997, because sales or sublicense revenues through December 31, 1997 may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue the entire $150,000 by December 31, 1997.

                  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

     Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A. ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration consists of a small bench top instrument and a series of disposables each offering a particular test or series of tests. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine, saliva) without preparation or addition of reagents. The Company's initial focus is to develop its SPR instrument for Critical Care Units of hospitals, the first such unit being the emergency department. Its first test will aid physicians in assessing whether a patient has suffered a heart attack, with additional disposable tests being introduced after the initial introduction of the Quantech system.

     Quantech is a development stage company which has suffered losses from operations and will require additional financing to commercialize its product. The Company's product development must be completed, FDA approval obtained, the product introduced to the market, and ultimately, Quantech will need to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

     The Company has incurred a net loss of $13,443,933 from September 30, 1991 (date of inception) through March 31, 1997 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc., and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

     For the three and nine months ended March 31, 1997, the Company had interest income of $14,655 and $75,887, respectively, compared to $10,983 and $23,310, respectively, for the same periods in 1996 as a result of a greater amount of cash on hand obtained from Quantech's 1996 private placement of securities. General and administration expenses increased to $423,016 and $1,147,680 for such three and nine months ended March 31, 1997, respectively, from $270,769 and $919,506 for the three and nine months ended March 31, 1996, respectively. These increases were in part a result of adding general and administration personnel and other costs associated with Quantech continuing to build its infrastructure in anticipation of commercial production of its system. A significant portion of the increase was also attributable to increased public relations expenditures and costs associated with pursuing additional short and long term funding. General and administration expenses are anticipated to increase in the future as the Company nears market introduction of, and begins to sell, its system.

     Research and development costs increased from $238,294 and $691,585 in the three and nine months ended March 31, 1996, respectively, to $584,946 and $1,648,359 in the same respective periods of 1997. These increases are a result of accelerated research and development activity, including hiring of employees and consultants, purchasing of chemistry supplies and engaging firms to perform contract development work, including design engineering on Quantech's disposable and instrument. It is expected that research and development expenditures will continue to increase as Quantech completes development of its system, begins work on additional disposable tests for its system and maintains a level of activity to continually improve and advance the Company's technology and testing system.

     The Company for the three months ended March 31, 1997 incurred sales and marketing expenses of $108,354. There are no comparative periods for such sales and marketing expenditures as the Company established its sales and marketing activity in the quarter ended December 31, 1996. Sales and Marketing activity in the three month period ended March 31, 1997 consisted of market research, including attending the winter symposiums of Emergency Physicians, integrating user requirements into the disposable and instrument designs and initiating work on Quantech's marketing plan. The Company anticipates sales and marketing expenses to increase substantially as it nears product introduction and begins system sales.

     Minimum royalty expense decreased in the nine months ended March 31, 1997 as compared to the same 1996 period as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono. Such expense was equal in the comparable three month periods.

     For the three and nine months ended March 31, 1997 Quantech had a loss of $1,121,882 and $2,961,093, respectively, as compared to $520,331 and $1,800,360, respectively, for the same periods ended March 31, 1996. These increases were the result of the rise in general and administration, research and development and sales and marketing expenditures exceeding decreases in such periods in minimum royalty and financing expenses and the increase in interest income.

     The Company to date has contracted for the development and design of its prototype instrument and disposable and their manufacture, finalized specifications for the grating component of its disposable, completed operational prototypes of its instrument and continued to develop the chemistries necessary to do specific tests. Quantech is currently completing development of its chemistries to provide its system with the sensitivity required for market introduction. Management anticipates that the Company will be able to submit its system to the FDA for approval in the summer of 1997 and will introduce its product into the United States after receiving such FDA approval. This timetable will be influenced by the Company's ability to complete the final development of its system and necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system.

Liquidity and Capital Resources

     From inception to March 31, 1997, Quantech has raised approximately $15,500,000 through a combination of public stock sales, private stock sales and debt obligations. Quantech will not have sufficient funds to continue its current operations beyond May 31, 1997. To provide it with additional funding, the Company, through its investment banker, is currently raising a minimum of $1,000,000 and a maximum of $2,500,000 through the sale of notes (the "Notes") and warrants (the "Warrants"). The Notes will be due and payable on June 1, 1998, or earlier upon Quantech completing a transaction that provides it with a minimum of $5,000,000 (the "Additional Funding"). Interest will be the prime rate plus five percent and the Notes will be secured by all of the assets of the Company. For each dollar invested in the Note the investor will receive a Warrant to purchase two shares of Quantech Common Stock at an exercise price equal to 80% of the price of the Additional Funding or, if the Additional Funding has not occurred prior to June 1, 1998, the lower of 80% of the market price of the Company's Common Stock for the 20 consecutive trading days prior to the issuance of the Warrant or June 1, 1998. Terms are subject to negotiation and may change. The Company believes it will complete the sale of the minimum of $1,000,000 of the Notes by May 31, 1997 and the maximum of $2,500,000 by June 30, 1997, but there can be no assurance that the Company will be able to raise this or any other funding and continue its operations. See "Cautionary Statements - Future Capital Needs."

     The Company anticipates that the minimum of $1,000,000 will be sufficient to allow it to complete development of its system to start its FDA work and the maximum of $2,500,000 will allow it to submit its system to the FDA and continue its market introduction schedule. Funds of at least $15 million will be needed to significantly expand sales and marketing activity, including establishing a sales force once development of the Company's product is completed, and to establish manufacturing capabilities, to fund inventory and accounts receivable and repay the Notes. Quantech is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders.

     Quantech incurred capital expenditures of $91,949 in the nine month period ended March 31, 1997. The Company anticipates significant capital expenditures in fiscal 1997 for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

     The Company currently has outstanding 47,675,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 15,873,603 shares.

Issued But Not Yet Adopted Accounting Standard

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will be required to adopt Statement No. 123 in fiscal 1997. The Company does not intend to adopt Statement No. 123 in measuring expense; however, it will present the pro forma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of income.

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

No History of Operations; Development Stage Company; Going Concern Uncertainty

     To date, the Company does not have a product ready to be brought to market and its proposed operations are subject to all of the risks inherent in a new business enterprise, including completion of commercial development and FDA approval of its instrument within reasonable time frames and financial constraints, lack of marketing experience and lack of production history. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and specifically those historically encountered by Quantech, the development of a new product and the competitive environment in which the Company will operate. The report of the independent auditors on the Company's financial statements for the period ended June 30, 1996, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

Future Capital Needs

     The Company does not have sufficient funds to continue operations past May 31, 1997 or commence commercial production and sales of its system. The Company's ability to continue operations and begin commercial production and sales of its system will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues until revenues from sale of Quantech's instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing which could dilute current shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

Other Factors

     As described in the Company's Form 10-KSB for the year ended June 30, 1996 under Cautionary Statements and Prospectus dated September 12, 1996 under Risk Factors, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in , effects of government regulation on Quantech's product and its sale, ability to manufacture its product, exposure to the risk of product liability and market for the Company's shares.

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

Item 2. Changes in Securities
        Not Applicable

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Materially Important Events
        Not Applicable

Item 6. Exhibits and Reports on 8-K
        a. Exhibits -
          27.  Financial Data Schedule (filed in electronic format only)
        b. Reports on 8-K - None

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


                                      QUANTECH LTD

                                      /s/ R.H. Joseph Shaw
                                          R.H. Joseph Shaw
                                          President and Chief Executive Officer

                                      /s/ Gregory G. Freitag
                                          Gregory G. Freitag
                                          Chief Financial Officer

Date:  May 13, 1997

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                 March 31, 1997


Exhibit Number                                  Description
-------------------              ---------------------------------------------
27.                              Financial Data Schedule (filed in electronic
                                 format only)