Form 10KSB
period 1997-06-30
QUANTECH LTD /MN/
filed 1997-09-29
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1997

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for the fiscal year ended June 30, 1997 were $0.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of September 24, 1997, was approximately $ 5,761,833 (based on the closing sale price of the Issuer's Common Stock on such date).

   Shares of Common Stock, $.01 par value, outstanding on September 24, 1997:
                                51,040,759 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                      INDEX

PART I                                                                   Page
                                                                         ----
     Item 1.   Description of Business..................................   4
     Item 2.   Description of Property..................................  20
     Item 3.   Legal Proceedings........................................  21
     Item 4.   Submission of Matters to a Vote of Security Holders......  21

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters.. 22
     Item 6.   Management's Discussion and Analysis or Plan of Operation. 23
     Item 7.   Financial Statements...................................... 26
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 44

PART III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance  with Section 16(a) of the Exchange Act........ 45
     Item 10.  Executive Compensation.................................... 46
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management................................................ 46
     Item 12.  Certain Relationships and Related Transactions............ 46
     Item 13.  Exhibits and Reports on Form 8-K.......................... 46
Signatures............................................................... 47

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Summary

     Quantech Ltd. ("Quantech" or the "Company") is seeking to commercialize its proprietary Surface Plasmon Resonance ("SPR") technology for use in the critical care medical diagnostic market and sublicense its SPR technology to strategic partners for use in areas outside Quantech's core market. The use of SPR in Quantech's medical diagnostic system allows for the integration of the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple, economical system in order to provide rapid, quantitative, diagnostic results near the patient. The Quantech system configuration consists of a bench top instrument and a series of disposables, each offering a particular test or series of tests. This system is expected to have the ability to analyze body fluids (e.g., whole blood, urine) without preparation or addition of reagents by lab technicians, providing hospital physicians faster test results than obtained from labs.

     Excluding home diagnostics, the overall world wide in-vitro diagnostic market is growing, estimated at $13.2 billion in 1994, and expected to grow to $17.5 billion by the year 2000. Central labs currently account for the majority of this market while near patient ("NP") products represent only a small portion. Introduction of additional NP products, such as Quantech's system, are expected to cause the NP testing market to gain a larger percentage of the overall in-vitro diagnostic market. The extent of such market shift will be affected by the availability of fast, cost effective and quantitative NP testing products.

     Quantech's business strategy is to capitalize on the flexibility, sensitivity and relatively low cost of its diagnostic system to penetrate the diagnostic market. Quantech's intended entry into this market will be Critical Care Units of hospitals, the first unit being the Emergency Department ("ED") where the most pressing and unmet customer needs are found. The Critical Care Units represent a significant market as they require a number of rapid turn-around tests. Although there are some NP tests available for the Critical Care Units, the Company is not aware of any FDA approved NP testing product that provides a single instrument that will perform most of the tests required in the ED. Additionally, minimal competition exists for NP products in the ED from multinational companies that are focused on the central lab market.

     There are approximately 30 commonly ordered tests in the ED, all of which are ordered STAT (very urgent). Some of the most important diagnostic tests in the ED are cardiac markers. These tests help to identify whether a patient experiencing chest pain has suffered a myocardial infarction (heart attack). The Company believes there is no FDA approved product that has the capability of economically performing NP STAT, whole blood testing with quantitative results. Quantech's first tests are expected to quantify these markers in less than 10 minutes. Similar results are presently available from the central lab in 45 to 90 minutes.

     Quantech believes the benefits of its system over other NP testing systems will be that the same instrument can be used for a full range of tests and provide quantitative results. After the initial introduction of tests for myocardial infarction, the Company intends to introduce additional tests.

Selection of these tests will be based upon clinical value, ease of development, regulatory hurdles and profit margins. The Company intends future expansion into other critical care diagnostic markets which have needs similar to the ED.

     To date Quantech has experienced extensive delays in development of its system and in response to these delays is completing a restructuring of its organization. Upon completion of this restructuring in early October, the Company will announce its timetable for market introduction. Although Quantech believes it has made significant development progress and will be able to continue this progress, submission of its system to the FDA and introduction to the market will be influenced by the Company's ability to raise addition funding, timely completion of the development of its system and necessary testing for submission to the FDA and delays it may encounter with the FDA in its review of the system. Although Quantech has met with past delays, the Company continues to believe that it can complete a rapid and economical diagnostic testing platform which meets the needs of the critical care diagnostic market, and will enable Quantech to be competitive in the global medical diagnostics market.

Strategy

     Quantech's objective is to establish its SPR biosensor diagnostic technology as the standard for Critical Care diagnostic testing, and steadily expand the number of tests available for its system through the introduction of additional disposables. To reach that objective, Quantech intends to do the following:

         .   Finalize  FDA  510(K)  work on the  instrument  and first test initially configured for the cardiac marker CK-MB.
         .   Pursue  strategic  relationships  in  manufacturing, distribution and testing  applications of Quantech's SPR Technology outside
             Quantech's core market.
         .   Submit 510(K) for CK-MB marker to the FDA for regulatory review.
         .   Develop test for additional cardiac marker Troponin.
         .   Submit 510(K) for cardiac marker Troponin to the FDA for
             regulatory review.
         .   Market initial  system for detection of cardiac  markets CK-MB
             and  Troponin  through   strategic  partner  with  established
             distribution channels.
         .   Develop  additional  markers  for  other  clinically  relevant critical  care  tests  (specifically,  pregnancy,  therapeutic drugs such as Digoxin,  additional  cardiac markers,  drugs of abuse and infectious diseases).
         .   Market system internationally.
         .   Develop second generation system for expansion into
             additional markets.

Product Description

     The Instrument. The Company's first instrument will combine accuracy with simplicity of use and process one test disposable at a time with one or more tests per disposable. Subsequently developed instruments may offer more automation which would provide greater throughput required by larger facilities. The ability of biosensors to convert biological data into digital signals should also permit designs that capitalize on future advances in microcomputer technology.

     The Quantech instrument is designed to fill the anticipated needs of hospital Critical Care Units, in particular the ED. Most importantly, the instrument is designed to be compatible with new test disposables when Quantech introduces them to the market. As a result, when Quantech adds tests through the introduction of new disposables, its original instrument will accommodate these various tests without system obsolescence or significant training of ED personnel.

     The instrument is of a size capable of sitting on a bench top or cart so it can be moved from room to room if necessary. It contains a white light source, a microprocessor, a number of optical components, a computer screen, keyboard and an internal and external bar-code reader. When the test disposable is inserted into the instrument, the internal bar-code reader will identify the type of test to be performed and contain certain calibration information necessary to effectively maintain quality control. The instrument computer screen will display results of a given test and buttons near the screen, a built in keyboard and/or external bar-code reader will enable the user to enter both a user number and the patient or specimen ID number. The data or results produced by the instrument will also be stored on an internal hard drive, thereby allowing the user to download data to a central computer upon demand, and may be provided on a hard copy through use of a printer.

     The small size and configuration of the instrument will enable it to be located in the ED or associated satellite lab. It is anticipated that Critical Care Units such as the ED will have several of these instruments at various locations. For customers who wish to purchase the instrument, the retail price is anticipated to be $22,000. There will also be several industry standard reagent rental programs whereby the instrument will be provided to the hospital and it may retain the instrument without cost as long as a specified number of test disposables are purchased.

     The Disposable. Quantech's disposable test will consist of an injection molded plastic carrier containing a metal coated sensor surface. The metallic surface is overlaid with reagents that react specifically with the analyte to be identified and measured. One unique planned aspect of the Quantech disposable is the ability to attach a standard vacutainer tube, complete with its top intact, to the disposable so that it is easy to use and the user has minimal exposure to the patient sample. The disposables will be configured identically for all of the tests manufactured by the Company. The only difference between the disposables will be the reagents coated on each grating to define the particular test. One or more tests may be performed on a single disposable providing Quantech the capability to develop panel related tests by simply adding the appropriate analytes. Future disposables for certain tests can easily be configured to handle samples of urine and other body fluids.

     A further advantage of Quantech's disposable will be that an operator will not be required to add reagents. This simplicity translates into easier use and immediacy of results. Disposables will be configured to provide single tests or panels of multiple diagnostically-related tests. Because the same disposable configuration may be used for all tests, manufacturing and quality control costs should be minimized. The tests are expected to initially have retail prices ranging from $4.00 to $22.00 per disposable slide. Additional development of the disposable is currently being conducted and future development will continue to expand the number of tests that may be performed in general and on each disposable.

     Comparison of Product Technologies. A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes and chemical reactions. Each of these testing methods requires the performance of a series of operations by a skilled technologist. These operations consist of sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation of raw data. Central laboratory automated systems have mechanized, rather than eliminated many of these steps. Current diagnostic methods are also indirect measures of the analyte and require the addition of a variety of chemicals. The Company's technology, in contrast, directly measures the analyte in the sample with no additional reagents.

     Although the requirements of NP testing instruments are clearly defined, not all NP tests have been able to move away from certain disadvantages of the central lab, or provide results that are comparable to the central lab. Quantech's system incorporates NP testing needs and, as a result of its single test throughput near the patient, is expected to significantly shorten turnaround time for test results. As such, Quantech's system has been designed to employ the same basic technologies as those of the central labs, but simplifies the process to provide the following expected advantages:

     o  Faster time to test result
     o  Quantitative result
     o  Ease of use (independent of operator skill or interpretation of results)
     o  Competitively priced  instrument and disposables
     o  Rapid operator training
     o  Compact, reliable instrument
     o  State of the art sensitivity and specificity
     o  Whole Blood/closed tube capability

     To date, NP testing has been limited to a few tests, most notably blood gases and electrolytes, glucose and blood coagulation. Technology and quality control have kept NP tests from being introduced that provide whole blood quantitative results for the immunoassay market segment (e.g. cardiac makers, pregnancy, therapeutic drug monitoring, drugs of abuse and infectious diseases), the market segment representing the greatest growth potential within the NP testing market.

The Market

     General. The medical diagnostics market can be divided into three broad segments: home diagnostics, the traditional central lab and near patient ("NP") testing. Excluding home diagnostics, the overall world wide in-vitro diagnostic market is growing, estimated at $13.2 billion in 1994 and expected to grow to $17.5 billion by the year 2000. Central labs currently account for the majority of this market while NP testing represents only a small portion. Introduction of additional NP testing products, such as Quantech's system, are expected to cause the NP testing market to gain a larger percentage of the overall in-vitro diagnostic market. The extent of such market shift will be affected by the availability of fast, cost effective and efficient NP testing products.

     Near Patient Testing. NP testing represents one of the most rapidly growing segments of the in-vitro diagnostics market. Part of this growth is a result of the rising costs of health care that have produced changes in hospital reimbursement. Pressure has increased to reduce the length of patient stay and provide a greater portion of services in ambulatory and outpatient settings. Because the cost of providing care in Critical Care Units far exceeds those of general medical or surgical units, the primary goal of critical care medicine is to determine the appropriate care path for a patient so they may be treated, sent home or moved to a different area of the hospital. Quick determination of this care path is made possible by rapid, accurate and quantitative clinically relevant tests.

     The strategic direction chosen by Quantech is to exploit the inherent technological advantages of its SPR technology by identifying the diagnostic market segment where such technological advantages provide both economic savings and significant patient benefits. The Company's primary strategy will be to focus on the critical care diagnostics area. Quantech has identified this area as one that fulfills both the above criteria. At this time, the large medical diagnostic testing companies have little presence in this segment as they focus their resources on the central laboratory. This absence should enable Quantech to competitively enter the market. However, there is no assurance that the Quantech system will be accepted by its intended market or that competition from diagnostic companies will not be forthcoming.

     In the Critical Care departments and surgical suites, a wide variety of testing is now conducted that was formerly restricted to the main laboratory. For example, tests that were done in the central labs, like blood gases and electrolytes, are now available as NP tests. Conducting testing in proximity to the patient provides rapid results and avoids the delays, communication problems and increased costs often associated with a centralized testing process. Continued NP testing market growth will be driven by the economic and patient care advantages NP testing has over central laboratories.

     Critical Care. Critical Care is defined as the area where immediate diagnostic information is needed to effect either the treatment or processing of a patient. When test results are needed in these areas they must be processed in a STAT manner, thereby significantly increasing the cost. The solution to this difficulty is to bring a system of diagnostic methodologies to the patient site in a manner that will provide test results promptly and accurately.

     A part of the Critical Care Unit is the emergency department ("ED"). The Company believes that there are approximately 30 different diagnostic tests that require rapid results in the ED. During its first several years of operation, Quantech intends to develop products primarily focused on the high value clinically relevant tests required by the ED. Since the needs of the other areas of critical care are similar to the ED, the Company anticipates that growth into these other areas will be evolutionary.

     Cardiac Markers. Of the tests needed by the critical care segment of the NP testing market, the Company has selected those tests that the Company believes will minimize development time and regulatory processes and, most importantly, satisfy unmet demands of the users. Tests for cardiac markers meet all of these criteria. These markers are needed to triage and treat individuals that arrive at the ED with chest pain. An estimated 5.5 million patients are evaluated for chest pain annually in the United States with approximately 3 million admitted to an intensive-care unit for further evaluation. Of those admitted, only 30% subsequently "rule-in" for acute myocardial infarction ("AMI"). Assuming an average cost of $3,000 per admission, this represents a total expenditure of $6 billion annually on patients who do not have AMI. This also does not take into account that 2% to 8% of patients with acute chest pain that are released from the ED without treatment subsequently fulfill criteria for AMI resulting in deaths and complications that represent greater than 20% of the malpractice dollars awarded in the field of emergency medicine.

     Not only are costs of admission and malpractice claims an important issue, but in the past, making a rapid definitive diagnosis of chest pain was not as important as it is today. When a patient was in the early stages of a heart attack/AMI, there was little treatment available. In the last 10 years, substantial progress has been made in thrombolytic therapy. If the therapy is started within six hours of the onset of a heart attack, it can dissolve the blood clot, clear arteries and save heart muscle tissue. Because these therapies are expensive and present undesirable side effects if the patient has not suffered an AMI, rapid, accurate testing for an AMI is very important.

     During an AMI, certain proteins are released from the damaged heart muscle into the blood stream as a result of damage to the muscle. These proteins are in varying concentrations and consist of CK-MB, troponin, myosin light chain, myoglobin and CA-III. To identify patients who have suffered an AMI, tests to identify these proteins/cardiac markers have become important. Such tests, however, are most effective if they can be performed in under fifteen minutes in the ED or mobile care unit so that medical personnel may take immediate action. Presently, there is no FDA approved method available to provide such results quantitatively. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need or are approximate thereby requiring operator interpretation of the results. Quantech's system is expected to provide emergency personnel with the ability to receive accurate quantitative results in less than ten minutes.

     The high cost of therapy, the urgency of the associated conditions and the difficulty of a definitive diagnosis create an urgent demand for these cardiac marker tests in the critical care setting. Quantech has begun to develop the disposable necessary for its first cardiac marker tests for the ED. This disposable, and Quantech's related reading instrument, are intended to provide results in a timely, accurate and economic manner.

The Technology

     Biosensors. The Quantech system is a biosensor using the Company's proprietary Surface Plasmon Resonance ("SPR") technology as its core. A biosensor is defined as "an analytical device incorporating a biological sensing element coupled to a suitable transducer that converts biochemical activity into a measurable form of energy." Almost all analytical systems combine sensing (i.e., detection) and transducing components. The distinct feature of biosensors is that the two functions are coupled in a single physical entity. A biosensor's input is a specific biological event (e.g., binding of an antigen to an antibody). Its output is a measurable signal that corresponds to the input. A biosensor's biological component provides specificity, the ability to selectively recognize one type of chemical or event. Its transducer confers sensitivity, the ability to transform the very low energy of the biological event into a measurable signal. In other words, a biosensor converts a biological event into an electrical signal.

     Surface Plasmon Resonance (SPR) Technology. Surface Plasmon Resonance is an optical-electrical phenomenon involving the interaction of light with the electrons of a metal. The optical-electronic basis of SPR is the transfer of the energy carried by photons of light to a group of electrons (a plasmon) at the surface of a metal. Quantech's SPR sensor is a disposable slide composed of a clear plastic base with a fine grating molded into its surface. The grating is coated with a very thin layer of gold. Gold is used since it does not oxidize like other metals as oxidation affects the ability of the system to perform the test. The gold is subsequently coated with binding molecules. The binding molecules may be antibodies, DNA probes, enzymes or other reagents chosen because they react exclusively with a specific analyte. The analyte is the substance being measured and defines the test to be done such as a cardiac marker.

     The coated metal surface interacts with light at a characteristic resonant wavelength that depends upon the molecular composition at the metal's surface. When the coated metal is exposed to a sample that contains analyte, the analyte binds to the metal through its specific interaction with the binding molecules. As an analyte is bound, the composition at the surface changes and consequently the resonant wavelength shifts. The magnitude of the change in the resonant wavelength is proportional to the amount of binding that takes place, which is proportional to the concentration of the analyte in the sample.

     In the Quantech system, an antibody is coated onto the surface of the grating in the Quantech disposable against a specific antigen such as the cardiac marker CK-MB. As the antigen is captured by the antibody on the surface of the grating, the wavelength of light that causes the SPR signal alters in proportion to the amount of antigen present in the sample. Thus, the shift or wavelength difference between the initial and final reading by the Quantech instrument provides the quantitative results.

     Quantech's SPR biosensor combines the strengths of biology and physics into a single entity. Applications of SPR that have been reported in the scientific literature or explored by the Company include immunoassays for cardiac markers, hormones, drugs, viruses and bacteria, quantitation of anesthetic gases, and DNA binding assays. The Company's SPR biosensor technology presents a simple, unified platform that is capable of performing a wide range of diagnostic tests and is protected by a number of patents.

Competition

     The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of clinical samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single samples, most of the samples handled by central laboratories are processed in batches. The competitors for this market have addressed these laboratories' needs for high sample throughput, low reagent cost and low labor cost by developing automated systems. These systems are generally complex and expensive, incorporating designs appropriate to the labs they serve which employ skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance.

     Both the health care providers and their suppliers are heavily committed to the current central laboratory model. The laboratories are constrained by their organization structure, their substantial capital investment in instrumentation and the task of processing a large number of routine (i.e., non-STAT) samples. The suppliers' corporate infrastructures, marketing and sales organizations, research and development activities and production capabilities are committed to this market. Even though the economic savings and medical utility afforded by NP testing is becoming widely recognized, it is not necessarily immediately attractive to the most successful laboratories and the strongest suppliers.

     There are more than 150 companies serving this central clinical laboratory market. Most of them compete in only one or two segments of the overall market. Abbott Laboratories, Boehringer Mannheim, and Johnson & Johnson are notable exceptions. These companies have achieved their broad market penetration by developing several technologies, each targeted for the specific needs of a market segment and focusing their marketing, distribution and sales activities on the central lab. The NP testing market in general must compete with the central laboratory to gain market share and, as a result, Quantech will meet with competition from these companies in both sales of its system and the individual tests for such system.

     There is significant activity in the Critical Care segment of the NP testing market. The majority of current systems address the areas of coagulation, blood gas and basic chemistry (including electrolytes). Two such systems, i-STAT Corp. and Diametrics Medical, which market biosensor instruments capable of determining blood gas and electrolyte levels have become recognized NP testing instruments. The Company does not believe current products of i-STAT or Diametrics are capable, however, of diagnosing analytes that indicate cardiac markers, pregnancy, infectious diseases or other immunoassay based tests. There can be no assurance that current or future NP testing companies or current companies providing instruments to the central laboratory market will not invent systems that will have broad immunoassay testing capabilities like those expected by the Company's system.

     With respect to testing for cardiac markers to diagnose AMI, most testing is done in the Central Labs with turnaround time from 45 to 90 minutes. The Company is aware of only a limited number of companies that provide NP testing for AMI. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for certain cardiac markers and Boehringer Mannheim markets a manual test for troponin T. As configured, neither Spectral's, Boehringer's nor the other NP AMI tests can provide quantitative results. In addition, Biosite Diagnostics has announced development of a product called CareLink, a NP instrument it claims will provide quantitative results. The first products to be introduced on the CareLink are for cardiac markers, but a specific market launch date has not been announced. Biosite has stated they will also provide additional tests for their CareLink system.

     The Company believes that there is a need for rapid, accurate and quantitative measurement of cardiac markers, pregnancy, drugs and other critical care tests and that such need continues to be unfulfilled. Quantech plans to enter the market by serving the unmet needs for quantitative cardiac markers and to extend its penetration by delivering a full range of high value, clinically relevant ED tests on a single platform. In doing so, the Company will compete directly with providers of currently available testing methods. All of the industry leaders, and many of the other companies participating in the diagnostic testing market, have substantially greater resources than those available to the Company, including, but not limited to, financial resources and skilled personnel. However, the Company believes the SPR technology will enable it to provide products to the Critical Care STAT testing market, a market segment believed by the Company to be less competitive.

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

     The License calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. If the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the payments of the 6 percent royalty and the sublicense royalty fail to reach at least $1,000,000 by December 31, 1997, an additional payment of $150,000 by December 31, 1997 will be required. The Company has paid to date $850,000 of $1,000,000 required under the license. If such payment is not made, Ares-Serono has the right to cause a reversion to Ares-Serono of a royalty-free license, thereby depriving the Company of its exclusive rights under the License. The obligations of Quantech to pay royalties terminate when the total royalty payments reach a gross amount of $18 million. After such date, Quantech's rights in the licensed SPR technology continue in perpetuity with no further obligations to Ares-Serono.

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

Patents and Proprietary Rights

     The Ares-Serono license covers a total of eight patents. The two principal patents covering the SPR technology gratings, one patent covering cellulose nitrate films and one covering calibration notches have been granted in the United States, Canada, Australia and Europe and all but one of the grating patents have been issued in Japan. These patents are awaiting examination in Great Britain. Three of the remaining four patents are either issued or pending in the United States, Canada, Australia, Europe, Japan and Great Britain. The remaining patent which is not critical to the Quantech system has been granted in Great Britain. All developments by the Company pursuant to the License, either proprietary or patentable in nature, will be the property of the Company. The Company has made a number of advances that it intends to patent. Because the Company's licensed patents do not expire in less than ten years and Quantech intends to file additional patents, the Company believes that it has the opportunity to complete development of its product, establish a market position and seek additional patents on improvements and related technologies. No assurance can be given, however, that other companies will not develop technologies substantially equivalent to those owned, or to be developed, by the Company or that granted or pending and to filed patents, if granted, will protect the Company's technology.

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

Research and Development

     For the year ended June 30, 1997, the year ended June 30, 1996, and the period from September 30, 1991 (date of inception) to June 30, 1997, the Company spent $2,114,586, $991,701 and $4,645,705, respectively, on research and development of its medical diagnostic system. The Company will continue to spend funds on final development of its system, development of additional tests and research and development related to future products.

Manufacturing

     The Company does not presently have any manufacturing capabilities. The Company intends to manufacture its test disposable and will outsource the manufacture of its instrument. Such third party manufacturer has not yet been engaged by the Company.

Employees

     The Company employs 11 people on a full-time basis and engages consultants and independent contractors to provide services related to the development of the SPR technology. The Company expects to hire other personnel as necessary for FDA work, sales and marketing, manufacturing and administration, including a CEO.

Legal Proceedings

     The Company is not a party to any litigation that would have a material adverse effect on its financial condition or results of operations.

CAUTIONARY STATEMENTS

     The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual operations and cause such operations to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

Immediate and Future Capital Needs

     The Company does not have sufficient funds to complete development of its system, submit its system to the FDA or commence commercial production and sales of its system. The Company's ability to continue as a going concern, complete its system, submit its system to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. Additional funds will have to be immediately raised through equity or debt financing. There can be no assurance that any additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders and/or additional debt to the Company. If funding is not available immediately and in the future when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.


No History of Operations; Development Stage Company; Going Concern Uncertainty

     To date, the Company does not have a product ready to be brought to market and has experienced significant delays in completing development, but is continuing research and development on its prototype and associated test disposables. Accordingly, the Company has no operating history and its proposed operations are subject to all of the risks inherent in a new business enterprise, including commercial development of its products, lack of marketing experience and lack of production history.

     The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, those historically encountered by the Company, and the competitive environment in which the Company will operate. The Company has not had any significant revenues to date. As of June 30, 1997, the Company had an accumulated deficit of $14,408,300. The report of the independent auditors on the Company's financial statements for the period ended June 30, 1997, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

New Product Development

     The Company's reading instrumentation and associated disposables are under development. Such development is being conducted by the Company using both internal resources and outside contractors. To date, the Company and certain of its outside contractors have not met their development timetables and budgets. No assurance can be given that the Company's current development timetable can be met, that the budget for development will be maintained, or that development efforts will be successful.

Uncertainty of Market Acceptance

     The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payers as useful, accurate and economical. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company's tests, the receipt of regulatory clearances in the United States and elsewhere and the availability of third-party reimbursement. The availability of NP test systems for a wide variety of tests has been limited to date. The Company is thus targeting an emerging market. Diagnostic tests similar to those developed by the Company are generally performed by a central laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects there will be resistance by central laboratories to yield control of tests they have previously performed. The company will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the Company's products must be comparable to test results achieved by the central laboratory systems. Failure of the Company's products to achieve market acceptance or third-party payer approval would have a material adverse effect on the Company.

Lack of Marketing Experience

     The Company has had no experience in marketing its system. Quantech intends to market its product in both the United States and in foreign markets through a strategic partner with an established distribution system, but no assurance can be given that such an arrangement can be made. If the Company markets directly, it believes that the ED market is focused enough so that a small sales and marketing force can produce significant results. There is no guaranty, however, that Quantech's sales and marketing plan will succeed.

Lack of FDA Product Approval

     The Company's products will be regulated as medical devices by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and as such require premarket regulatory clearance before commercialization in the United States. The Company believes that premarket clearance can be obtained for its systems, except for a few tests the Company may introduce at a later time, through submission of a 510(K) premarket notification ("510(K) Notification") demonstrating the product's substantial equivalence to another device legally marketed pursuant to 510(K) Notification clearance. The Company will have to perform in-house clinical trials designed to produce the data necessary to demonstrate the substantial equivalence of its instrument and tests. Although 510(K) submissions are supposed to be completed by the FDA within 90 days of submission, there can be no assurance the FDA will approve the Company's initial system pursuant to a 510(K) Notification, or do so in a timely manner, and therefore there can be no assurance that the Company will be able to introduce its initial system in the United States within its anticipated time frame. If the Company cannot establish to the satisfaction of the FDA that its products are substantially equivalent, the Company will have to seek premarket approval ("PMA") of its system, requiring submission of a PMA application supported by extensive data to prove safety and efficacy. If a PMA is required, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on the Company. By regulation, FDA review of PMA applications is required within 180 days of its acceptance for filing; however, reviews more often occur over a significantly protracted period, usually 12 to 18 months, and a number of products have never been cleared.

Limited Manufacturing and Production Experience

     To be successful the Company must manufacture its products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company will have to establish a manufacturing facility, or contract with a third party for manufacturing, which is registered with the FDA. Production of the Company's disposables requires the placement of antibodies or other binding reagents on metalized sensor surfaces. The chemical and physical conditions for coating are substantially equivalent to those used to produce other solid state binding assays. Although the Company believes that its production methods will be effective for manufacturing its disposables, there can be no assurance that the methods will be applicable to all the tests it expects to develop or that the Company will be able to manufacture accurate and reliable products in large commercial quantities on a timely basis and at an acceptable cost. Inability to manufacture a full range of diagnostic tests would limit the Company's access to its intended market.

Competition

     The diagnostic testing market is highly competitive. As NP testing markets expand, the Company expects that manufacturers of central and STAT laboratory testing equipment will compete to maintain their revenue and market share and that new NP testing products will be developed. All of the industry leaders and many of the other companies participating in this market have substantially greater resources than the resources available to the Company, including, but not limited to, financial resources and skilled personnel.

Technological Obsolescence

     The Company operates in a market characterized by rapid and significant technological change. While the Company is not aware of any developments in the medical industry which would render the Company's current or planned products less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so. To remain competitive, the Company must continually make substantial expenditures for development of both equipment and disposables.

Obtaining Antibodies and Chemistries

     Many of the chemistries that will be necessary for the Company's diagnostic system must be obtained through commercial suppliers or agreements for the licensing of such chemistries. Although the Company believes it can obtain the necessary chemistries, there can be no assurance that the Company will be able to make satisfactory arrangements to provide its customers with as wide a variety of products as they might desire. The lack of a sufficient number of chemistries would greatly limit the Company's ability to market its diagnostic system.

Patent Protection

     No  assurance  can  be  given  that  other   companies   will  not  develop
technologies substantially equivalent to those owned or to be acquired or developed by the Company or that the Company will be able to protect its proprietary technology. The Company is not aware of any issued patents that would prohibit the use of any technology the Company currently has under development. However, patents may exist or issue in the future to other companies covering elements of the Company's systems. The existence or issuance of such patents may require the Company to make significant changes in the design of its systems or operational plans. Although the Company believes that its proposed products will not infringe patent rights of others, there can be no assurance that such infringement does not, or will not, exist with respect to the completed product. The Company has not conducted an independent patent search or evaluation with respect to the SPR technology. Ares-Serono, the licenser to the Company of its basic SPR technology, has made no warranties as to the enforceability of any of its patents or the commercial potential of the technology. Although Ares-Serono has the obligation to defend the patents they have licensed to the Company, Quantech will be responsible for the defense of any patents issued to it. Cost of defending patents can be substantial.

Dependence on the Ares-Serono License

     The Company is dependent upon the worldwide license (the "License") it acquired from Ares-Serono to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to the SPR technology. The Ares-Serono affiliated companies (the "Ares-Serono Group"), based in Switzerland, comprise a multinational organization engaged in the development and marketing of ethical pharmaceuticals, primarily in the field of human fertility, human growth, immunology and virology. The License calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. If the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. To date, the Company has paid $850,000. If the payments of the 6 percent royalty and the sublicense royalty fail to reach at least $1,000,000 by December 31, 1997, an additional payment of $150,000 by December 31, 1997 will be required. If such payment is not made, Ares-Serono has the right to cause a reversion to Ares-Serono of a royalty-free license, thereby depriving the Company of its exclusive rights under the License. The obligations of Quantech to pay royalties terminate when the total royalty payments reach a gross amount of $18 million. After such date, Quantech's rights in the licensed SPR technology continue in perpetuity with no further obligations to Ares-Serono.

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

Changes in Management

     In June 1997, R.H. Joseph Shaw resigned as the Company's chairman, president and chief executive officer and subsequently resigned as a director. Mr. Shaw remains a consultant to the Company. The Company is seeking a new chief executive officer with a strong background in operating a commercial diagnostics company. In the interim, Robert Case, a director of the Company, has been elected to serve as the chief executive officer of Quantech. James Lyons was elected chairman of the Company's board. In July 1997, Gregory G. Freitag, the Company's CFO, assumed the additional position of Chief Operating Officer. Mr. Freitag had also previously held the position of Executive Vice President of Corporate Development. The Company also accepted the resignations of Michael P. Nagel, formerly Director of Sales and Marketing, and Todd L. Jensen, formerly Director of Chemistry Development. In addition, the Company completed a workforce reduction during the summer of 1997. As of September 24, 1997 the total number of full-time employees was 11. Although the Company believes it maintains a core group of employees sufficient for it to effectively continue its operations, there can be no assurance that these changes will not have an adverse effect on operations and future development.

 Possibility of Exposure to Product Liability Claims

     The Company could be exposed to risk of product liability claims or other lawsuits in the event of incorrect diagnosis utilizing the SPR equipment and disposables developed by the Company. Although the Company will evaluate obtaining liability insurance when the products come to market, there can be no assurance that the Company will be able to obtain or maintain such insurance or that the Company will not be subject to claims in excess of its insurance coverage.

Absence of Dividends

     The Company has not declared or paid any cash dividends on its Common Stock since its inception and the Board of Directors presently intends to retain all earnings for use by the Company for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon a number of factors, including among others, earnings of the Company, the operating and financial condition of the Company, the Company's capital requirements, and general business conditions.

Shares Eligible for Future Sale

     All but 3,365,000 shares of the Company's outstanding Common Stock may be sold in the public market. In addition 20,604,080 of a total of 23,035,403 shares that may be obtained upon exercise of outstanding options and warrants may be sold in the public market if and when exercised. The sale of a substantial number of the shares available for sale or shares underlying options and warrants could adversely affect the market price and liquidity of the Company's securities.

Limited Market for Securities

     There is a limited trading market for the Company's Common Stock, which is not listed on any stock exchange or NASDAQ. Although trading in the Company's Common Stock does occur on a consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's Common Stock will be available in the future.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases office space (comprised of approximately 6,800 sq. ft.) at 1419 Energy Park Drive, St. Paul, Minnesota at a base monthly rent of approximately $5,000 pursuant to a lease arrangement which expires February, 2000 and will thereafter proceed on a month-to-month basis. The Company will require at least 15,000 sq. ft. of space prior to commercial manufacturing of its system. The Company will review its space needs prior to product commercialization.

ITEM 3.           LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the local over-the-counter and the National Association of Securities Dealers Bulletin Board markets under the symbol QQQQ. At September 24, 1997, the Company had approximately 525 shareholders of record and the bid, asked and closing sale prices of its Common Stock were $0.115, $0.125 and $0.125, respectively. The following table summarizes the quarterly high and low sale prices for the Company's Common Stock for the prior two fiscal years.

                                             High                      Low
                                       ---------------           -------------

  Fiscal 1996
      First Quarter                          $0.34                  $0.187
      Second Quarter                         $0.81                  $0.50
      Third Quarter                          $1.06                  $0.50
      Fourth Quarter                         $1.625                 $0.68
 Fiscal 1997
      First Quarter                          $1.09                  $0.59
      Second Quarter                         $0.96                  $0.46
      Third Quarter                          $0.66                  $0.38
      Fourth Quarter                         $0.41                  $0.20

     The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plan to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

     In June 1997 the Company sold 365,000 shares of its Common Stock at $.30 per share to an accredited investor. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The purchaser of such Common Stock acquired these securities for its own account and not with a view to any distribution thereof to the public.

     Also in June and July 1997, the Company completed an offering of Convertible Secured Promissory Notes in the principal amount of $1,095,000 to accredited investors and issued warrants in connection with the sale of such notes to the investors for the purchase of 3,285,000 shares of Common Stock. The sales were made in reliance upon exemptions from registration provided under
Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The Company paid commissions and accountable expenses in the aggregate amount of $84,949 to a registered investment bank for acting as selling agent and issued the investment bank a warrant to purchase up to 232,800 shares of Common Stock as additional compensation. Such warrant was sold pursuant to Section 4(2) of the 1933 Act. The purchasers of these notes and warrants acquired these securities for their own account and not with a view to any distribution thereof to the public.

     Finally, in September 1997, Quantech was finalizing an agreement that issues 3,000,000 shares and warrants to purchase 1,650,000 shares of Common Stock to an accredited investor. The sales were made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act. The securities were obtained by the accredited investors for their own account and not with a view to any distribution thereof to the public.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

History

     Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum
Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration will consist of a bench top instrument and a series of disposable slides with multiple tests per disposable. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine) without preparation or addition of reagents. The Company plans to first market its system and related disposables to hospital Critical Care Units, initially the Emergency Department. Its first test will aid physicians in assessing whether a patient has suffered a heart attack.

     Quantech is a development stage company which has suffered losses from operations and will require additional financing to complete development, obtain FDA approval and commercialize its product. The Company's product development must be completed, FDA approval obtained, the product introduced to the market and ultimately Quantech will need to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

     The Company has incurred a net loss of $14,408,300 from September 30, 1991 (date of inception) through June 30, 1997 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the rights to the SPR technology.

     For the year ended June 30, 1997 the Company had interest income of $80,854 compared to $42,038 for the 1996 fiscal year as a result of higher cash on hand obtained from Quantech's private placements. General and administration expenses increased from $1,218,674 for the year ended June 30, 1996 to $1,516,737 for the year ended June 30, 1997. The increase in Quantech's general and administration expenses in fiscal 1997 was a result of additional personnel, and costs associated with such personnel, severance expenses, and increased public relations costs including those associated with pursuing additional short and long term funding.

     Research and development costs increased from $991,701 in 1996 to $2,114,586 in 1997. This increase is a result of accelerated research and development activity including hiring of employees and consultants, purchasing of chemistry supplies, and engaging firms to perform contract development work, including producing sensor gratings and design engineering on Quantech's disposable and instrument.

     The Company incurred sales and marketing expenses of $282,380 for the year. There are no comparative periods for such expenditures as the Company began its sales and marketing activity during 1997. Sales and marketing activity consisted of market research, including attending the winter symposium of Emergency Physicians, integrating user requirements into the system designs and preparing the Quantech marketing plan. As a result of the completion of the Company's market research and marketing plan, the Company has suspended significant sales and marketing activity at least until it submits its system to the FDA.

     Minimum royalty expense decreased in 1997 as compared to 1996 as a result of the declining minimum royalties owed under Quantech's license with Ares-Serono. Financing expenses decreased in 1997 as compared to 1996 as a result of lower average debt during the year. Financing expenses are expected to increase in 1998 due to an increase in debt as a result of the Company's sale of convertible promissory notes in June 1997 and the need for additional capital.

     For the year ended June 30, 1997 Quantech had a loss of $3,925,460 as compared to $2,396,963 for the same period ended June 30, 1996. This increase was a result of the rise in research and development and general and administrative expenses in 1997 exceeding decreases in such period in minimum royalty and financing expenses and the increase in interest income.

     In June 1997 the Company began to restructure its operations to reduce expenses and focus its resources on completing development of its diagnostic system. Current general and administrative and research and development spending is below the 1997 rate, and sales and marketing expenses are at a minimal level. The Company anticipates that operating expenses will increase significantly when it completes development of its system and begins its FDA work, product manufacturing and distribution, and development of additional disposable tests for its system.

     The Company has made significant progress in the development of its system, but this progress has been much slower than anticipated. Although Quantech has been able to complete prototype systems that demonstrate that its SPR technology does work to detect certain conditions, it has not been able to achieve reproducible results at sensitivity levels necessary for quantitative analysis throughout the entire required clinical range for its initial test. Quantech's development is focused upon the system reproducibility and sensitivity necessary for FDA approval and market acceptance. After such development is complete, the next major step will be to submit its system to the FDA for approval. In addition to development activity, the Company is in discussions with potential strategic partners regarding the sublicensing of Quantech's technology outside of its core medical area, research and development collaborations for medical and industrial applications of Quantech's technology, distribution of its system once developed and device manufacturing. The timetable for submitting the Company's system to the FDA and introduction to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete prototype development of its system, necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its sytem.

Liquidity and Capital Resources

     From inception to June 30, 1997, Quantech has raised approximately $16,600,000 through a combination of public stock sales and private sales of stock and debt obligations. The Company estimates that it has funds to continue current operations through October 1997. Additional funds will be needed after that date to continue operations, including obtaining FDA approval, establishing sales and marketing and production capabilities, and beginning any significant sales of the Company's product once development is completed. There can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from lenders. See "Cautionary Statements - Immediate and Future Capital Needs."

     During June and July 1997, Quantech received $1,006,000 of net proceeds as a result of a private placement of convertible notes (the "Notes") and warrants (the "Warrants"). The Notes will be due and payable on June 1, 1998 or earlier upon Quantech completing a transaction that provides it with a minimum of $5,000,000. Interest on the Notes is 13.5%, and the Notes are secured by all of the assets of the Company. For each dollar invested in the Note the investor received a Warrant to purchase three shares of Quantech Common Stock at an exercise price equal to the lower of $0.35 or 80% of the market price of the Company's Common Stock for: (i) the 20 consecutive trading days prior to the issuance of the Warrant or June 1, 1998, or (ii) the price at which the transaction which triggers repayment of the Notes is completed. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a price equal to, and calculated in the same manner as, the Warrant Exercise Price with the exception that there is no $.35 maximum.

     Quantech incurred capital expenditures of approximately $99,000 in fiscal 1997. Current capital spending is running below this rate, however, the Company anticipates significantly higher capital expenditures for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. In addition to capital expenditures, the Company has a final minimum royalty payment of $150,000 due to Ares-Serono on December 31, 1997.

     The Company currently has outstanding 51,040,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 23,035,403 shares.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial information of the Company is included as follows:

                                                                       Page
                                                                    ---------
 Financial Statements for Fiscal Years 1997 and 1996
 Independent Auditors Report........................................    27
 Balance Sheets as of June 30, 1997 and 1996........................    28
 Statements of Operations For the Period from Inception
 (September 30, 1991) through June 30, 1997 and for the Years Ended
 June 30, 1997 and 1996.............................................    30
 Statements of Stockholders' Equity (Deficit) For the Period
 from Inception (September 30, 1991) through June 30, 1997..........    31
 Statement of Cash Flows For the Period from Inception
 (September 30, 1991) through June 30, 1997 and for the Years
 Ended June 30, 1997 and 1996......................................     33
 Notes to Financial Statements......................................    36

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the
  Board of Directors
Quantech Ltd.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Quantech Ltd. (A Development State Company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1997 and 1996, and the period from September 30, 1991 (date of inception), to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. (A Development Stage Company) as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, and the period from September 30, 1991 (date of inception), to June 30, 1997, in conformity with generally accepted accounting principles.

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

                                      /s/  McGladrey & Pullen, LLP
                                      McGladrey & Pullen, LLP

Minneapolis, Minnestoa
July 17, 1997

QUANTECH LTD. (A Development Stage Company)



BALANCE SHEETS
June 30, 1997 and 1996

ASSETS (Note 3)                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                 $        718,893   $       2,942,871
     Debt issue costs                                                                    78,699                   -
     Prepaid expenses                                                                    35,452              41,269
                                                                               -------------------------------------
                   Total current assets                                                 833,044           2,984,140
                                                                               -------------------------------------




Property and Equipment
     Equipment                                                                          329,780             268,058
     Leasehold improvements                                                              15,000              15,000
                                                                               -------------------------------------
                                                                                        344,780             283,058

     Less accumulated depreciation                                                      139,267              78,657
                                                                               -------------------------------------
                                                                                        205,513             204,401
                                                                               -------------------------------------


Other Assets
     License agreement, at cost, less amortization (Note 4)                           2,096,558           2,320,334
     Patents                                                                              8,895                   -
     Organization expenses, at cost, less amortization                                      113               4,675
                                                                               -------------------------------------
                                                                                      2,105,566           2,325,009
                                                                               -------------------------------------
                                                                               $      3,144,123   $       5,513,550
                                                                               =====================================

See Notes to Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       1997               1996
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Short-term debt (Note 3)                                                  $      1,070,000   $          24,455
     Accounts payable                                                                   100,794             114,934
     Accrued expenses:
         Minimum royalty commitment (Note 4)                                            112,500                   -
         Spectrum Diagnostics, Inc. obligations (Note 8)                                 36,509              53,637
         Payroll and vacation                                                            54,226                   -
         Accrued severance                                                               77,265                   -
         Other                                                                           14,704                   -
                                                                               -------------------------------------
                   Total current liabilities                                          1,465,998             193,026
                                                                               -------------------------------------

Long-Term Obligations
     Minimum royalty commitment (Note 4)                                                      -              37,500
                                                                               -------------------------------------

Commitments and Contingencies (Notes 4, 5, and 8)

Stockholders' Equity (Deficit) (Notes 2, 3, and 6)
     Common stock, $0.01 par value; authorized 90,000,000 shares;
         shares outstanding, 48,040,759 and 46,900,759 in 1997
         and 1996, respectively                                                         480,408             469,008
     Additional paid-in capital                                                      15,606,017          15,296,856
     Deficit accumulated during the development stage                               (14,408,300)        (10,482,840)
                                                                               -------------------------------------
                                                                                      1,678,125           5,283,024
                                                                               -------------------------------------
                                                                               $      3,144,123   $       5,513,550
                                                                               =====================================


QUANTECH LTD. (A Development Stage Company)



STATEMENTS OF OPERATIONS
Years Ended June 30, 1997 and 1996, and Period From  September 30, 1991 (Date of
     Inception) to June 30, 1997

                                                                                                     September 30,
                                                                                                     1991 (Date of
                                                                                                     Inception) to
                                                                   Years Ended June 30                June 30,
                                                           -------------------------------------
                                                                 1997                1996               1997
--------------------------------------------------------------------------------------------------------------------
Interest income                                            $          80,854   $         42,038   $         170,781
                                                           ---------------------------------------------------------

Expenses:
     General and administrative                                    1,516,737          1,218,674           7,658,208
     Research and development                                      2,114,586            991,701           4,645,705
     Sales and marketing                                             282,380                  -             282,380
     Minimum royalty expense (Note 4)                                 75,000            125,000             962,500
     Losses resulting from transactions with Spectrum
         Diagnostics, Inc. (Note 8)                                        -                  -             556,150
     Net exchange gain                                                     -                  -             (67,172)
     Financing                                                        17,611            103,626             498,715
                                                           ---------------------------------------------------------
                                                                   4,006,314          2,439,001          14,536,486
                                                           ---------------------------------------------------------

                   Loss before income taxes                       (3,925,460)        (2,396,963)        (14,365,705)

Income taxes (Note 7)                                                      -                  -              42,595
                                                           ---------------------------------------------------------
                   Net loss                                $      (3,925,460)  $     (2,396,963)  $     (14,408,300)
                                                           =========================================================

Loss per common share                                      $           (0.08)  $          (0.07)
Weighted average common shares outstanding                        47,318,280         31,991,150


See Notes to Financial Statements.



QUANTECH LTD. (A Development Stage Company)



STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period From September 30, 1991 (Date of Inception) to June 30, 1997


                                                                                                             Deficit
                                           Common Stock                                                     Accumulated
                                        --------------------  Additional  Paid For,                          During the  Cumulative
                                         Shares   Par Value    Paid-In     But Not  Subscriptions  Due From  Development Translation
                                         Issued     Amount     Capital     Issued    Receivable    Officers    Stage     Adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                          -  $        -  $       -  $       -   $      -    $       -    $      -   $        -
  Net loss                                     -           -          -          -          -            -    (594,620)           -
  Common stock transactions:
    Common stock issued, October 1991  3,200,000   3,154,574          -          -          -            -           -            -
    Common stock issued, November 1991   600,000     611,746   1,788,254         -          -            -           -            -
    Common stock issuance costs                -           -    (889,849)        -          -            -           -            -
 Cumulative translation adjustment             -           -           -         -          -            -           -      387,754
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1991             3,800,000   3,766,320     898,405         -          -            -    (594,620)     387,754
  Net loss                                     -           -           -         -          -            -  (2,880,988)           -
  Common stock transactions:
    Common stock issued, September 1992  700,000     699,033     875,967         -    (53,689)           -           -            -
    Common stock issuance costs                -           -    (312,755)        -          -            -           -            -
    160,000 shares of common stock to
    be issued                                  -           -           -   120,000          -            -           -            -
  Officer advances, net                        -           -           -         -          -      (27,433)          -            -
  Cumulative translation adjustment            -           -           -         -          -            -           -     (209,099)
  Elimination of cumulative translation
  adjustment                                   -           -           -         -          -            -           -     (178,655)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 1992             4,500,000   4,465,353   1,461,617   120,000    (53,689)     (27,433) (3,475,608)           -
  Net loss                                     -           -           -         -          -            -    (996,089)           -
  Common stock transactions:
    Common stock issued, January 1993    160,000       1,600     118,400  (120,000)         -            -           -            -
    Common stock issued, April 1993       30,000         300      11,700         -          -            -           -            -
    Change in common stock par value
    resulting from merger                      -  (4,420,353)  4,420,353         -          -            -           -            -
  Repayments                                   -           -           -         -          -        5,137           -            -
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1993                 4,690,000      46,900   6,012,070         -    (53,689)     (22,296) (4,471,697)           -
  Net loss                                     -           -           -         -          -            -  (1,543,888)           -
  240,000 shares of common stock to
  be issued                                    -           -           -    30,000          -            -           -            -
  Repayments                                   -           -           -         -     53,689       22,296           -            -
                                     -----------------------------------------------------------------------------------------------

                                                    (Continued)


QUANTECH LTD. (A Development Stage Company)



STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIT)  (Continued)
Period From September 30, 1991 (Date of Inception) to June 30, 1997



                                                                                                             Deficit
                                           Common Stock                                                     Accumulated
                                        --------------------  Additional  Paid For,                          During the  Cumulative
                                         Shares   Par Value    Paid-In     But Not  Subscriptions  Due From  Development Translation
                                         Issued     Amount     Capital     Issued    Receivable    Officers    Stage     Adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                4,690,000     46,900     6,012,070   30,000           -             -   (6,015,585)         -
  Net loss                                    -          -             -        -           -             -   (2,070,292)         -
  Common stock issued, June 1995      2,150,000     21,500       276,068  (30,000)    (20,000)            -            -          -
  Warrants issued for services                -          -        40,200        -           -             -            -          -
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1995                6,840,000     68,400     6,328,338        -     (20,000)            -   (8,085,877)         -
  Net loss                                    -          -             -        -           -             -   (2,396,963)         -
  Common stock issued, net of issuance
  costs of $848,877:
      July 1995                       6,160,000     61,600     1,304,450        -           -             -            -          -
      August 1995                       717,600      7,176       161,460        -           -             -            -          -
      September 1995                 13,807,296    138,073     2,370,389        -           -             -            -          -
      November 1995                   1,897,840     18,978       425,482        -           -             -            -          -
      December 1995                  11,217,157    112,172     1,292,473        -           -             -            -          -
      May 1996                        6,275,000     62,750     3,300,422        -           -             -            -          -
      June 1996                           5,058         51         3,650        -           -             -            -          -
  Payment received on subscription
  receivable                            (19,192)      (192)      (14,808)       -      20,000             -            -          -
  Compensation expense recorded on
  stock options                               -          -       125,000        -           -             -            -          -
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1996               46,900,759    469,008    15,296,856        -           -             -  (10,482,840)         -
  Net loss                                    -          -             -        -           -             -   (3,925,460)         -
  Stock offering costs                        -          -       (12,310)       -           -             -            -          -
  Common stock issued upon exercise of
      options and warrants:
      September 1996                     10,000        100         2,400        -           -             -            -          -
      October 1996                      170,000      1,700        40,800        -           -             -            -          -
      November 1996                      15,000        150         3,600        -           -             -            -          -
      December 1996                     270,000      2,700        64,800        -     (57,500)            -            -          -
      January 1997                       20,000        200         4,800        -           -             -            -          -
      February 1997                     150,000      1,500        17,250        -           -             -            -          -
      March 1997                        140,000      1,400        33,600        -           -             -            -          -
  Payments received on subscription
  receivable                                  -          -             -        -      57,500             -            -          -
  Compensation expense recorded on
  stock options                               -          -        48,000        -           -             -            -          -
  Common stock issued, June 1997        365,000      3,650       105,850        -           -             -            -          -
  Warrants issued with notes payable          -          -           371        -           -             -            -          -
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1997               48,040,759   $480,408   $15,606,017  $     -   $       -   $         - $(14,408,300)   $     -
                                     ===============================================================================================

See Notes to Financial Statements.


QUANTECH LTD. (A Development Stage Company)



STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997 and 1996, and Period From  September 30, 1991 (Date of
     Inception) to June 30, 1997

                                                                                                   September 30,
                                                                                                   1991 (Date of
                                                                                                   Inception) to
                                                                   Years Ended June 30                June 30,
                                                           -------------------------------------
                                                                 1997                1996               1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                              $      (3,925,460)  $     (2,396,963)  $     (14,408,300)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Elimination of cumulative translation adjustment                  -                  -            (178,655)
         Depreciation                                                 60,610             37,400             185,621
         Amortization                                                228,338            238,926           1,356,617
         Noncash compensation and interest                            48,000            187,050             537,250
         Losses resulting from transactions with
            Spectrum Diagnostics, Inc. (Note 8)                            -                  -             556,150
         Write-down of investment                                          -                  -              67,500
         Changes in assets and  liabilities,  net of
            effects  from  purchase  of
            Spectrum Diagnostics, Inc.:
            Decrease in prepaid expenses                               5,817             72,390              40,986
            Increase (decrease) in accounts payable                  (14,140)          (670,187)             99,239
            Increase (decrease) in accrued expenses                  204,067           (647,270)            569,328
                                                           ---------------------------------------------------------
                   Net cash used in operating activities          (3,392,768)        (3,178,654)        (11,174,264)
                                                           ---------------------------------------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment                              (99,097)          (187,711)           (421,538)
     Proceeds on disposition of property                              37,375                  -              37,375
     Organization expenses                                                 -                  -             (97,547)
     Patent expenses                                                  (8,895)                 -              (8,895)
     Officer advances, net                                                 -                  -            (109,462)
     Purchase of investment                                                -                  -            (225,000)
     Purchase of license agreement                                         -                  -          (1,950,000)
     Advances to Spectrum Diagnostics, Inc.                                -                  -            (320,297)
     Prepaid securities issuance costs                               (78,699)                 -            (101,643)
     Purchase of Spectrum Diagnostics, Inc., net of
         cash and cash equivalents acquired                                -                  -          (1,204,500)
                                                           ---------------------------------------------------------
                   Net cash used in investing activities            (149,316)          (187,711)         (4,401,507)
                                                           ---------------------------------------------------------

                                                    (Continued)


QUANTECH LTD. (A Development Stage Company)



STATEMENTS OF CASH FLOWS (Continued)
Years Ended June 30, 1997 and 1996, and Period From  September 30, 1991 (Date of
     Inception) to June 30, 1997

                                                                                                     September 30,
                                                                                                     1991 (Date of
                                                                                                     Inception) to
                                                                   Years Ended June 30                June 30,
                                                           -------------------------------------
                                                                 1997                1996               1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net proceeds from the sale of common stock
         and warrants                                                215,061          6,676,125          12,880,797
     Proceeds on debt obligations                                  1,070,000             30,555           3,728,435
     Payments received on stock subscription receivables              57,500              5,000               5,000
     Payments on debt obligations                                    (24,455)          (406,720)           (522,810)
                                                           ---------------------------------------------------------
                   Net cash provided by financing
                       activities                                  1,318,106          6,304,960          16,091,422
                                                           ---------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                    -                  -             203,242
                                                           ---------------------------------------------------------

                   Net increase (decrease) in cash                (2,223,978)         2,938,595             718,893

Cash
     Beginning                                                     2,942,871              4,276                   -
                                                           ---------------------------------------------------------
     Ending                                                $         718,893   $      2,942,871   $         718,893
                                                           =========================================================


Cash Payments for Interest                                 $           6,925   $         49,736   $         140,096
                                                           =========================================================

Supplemental Schedule of Noncash Investing and
     Financing Activities
     Acquisition of Spectrum Diagnostics, Inc.
         (Note 8):
         Cash purchase price, less $5,199 cash
            acquired                                       $               -   $              -   $       1,204,500
                                                           =========================================================

     Fair value of other assets acquired,
         principally the license agreement                 $               -   $              -   $       1,489,500
     Liabilities assumed                                                   -                  -            (285,000)
                                                           ---------------------------------------------------------
                                                           $               -   $              -   $       1,204,500
                                                           =========================================================

                                                    (Continued)


QUANTECH LTD. (A Development Stage Company)




STATEMENTS OF CASH FLOWS (Continued)
Years Ended June 30, 1997 and 1996, and Period From  September 30, 1991 (Date of
     Inception) to June 30, 1997

                                                                                                     September 30,
                                                                                                     1991 (Date of
                                                                                                     Inception) to
                                                                   Years Ended June 30                June 30,
                                                           -------------------------------------
                                                                 1997                1996               1997
--------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing and
     Financing Activities (Continued)
     Advances to Spectrum Diagnostics, Inc. (Note 8)       $               -   $              -   $          20,000
     Prepaid security issuance costs (acquired from
         Spectrum Diagnostics, Inc.) ultimately used
         to reduce proceeds from the sale of
         common stock                                                      -                  -              58,830
     Due from Ital-American Securities, Inc.                               -                  -            (674,374)
     Stock issuance costs to be paid                                       -                  -             237,201
     Subscriptions receivable offset by accrued
         compensation                                                      -                  -              53,689
     Officer advances offset by accrued compensation                       -                  -             109,462
     Issuance of debt obligation for services and
         accounts payable                                                  -                  -              40,200
     Issuance of warrants for services                                     -                  -              90,000
                                                           =========================================================

     Common stock issued/to be issued for:
         Services and interest                             $               -   $         62,050   $         274,050
         Subscriptions receivable                                          -            (15,000)              5,000
         Debt obligations                                                  -          2,227,500           2,318,125
         Accounts payable                                                  -                  -              40,000
         Accrued expenses                                                  -            293,451             360,394
                                                           ---------------------------------------------------------
                                                           $               -   $      2,568,001   $       2,997,569
                                                           =========================================================

See Notes to Financial Statements.



QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Quantech Ltd. (Quantech or the Company) was formed under the laws of Minnesota, for the purpose of effecting the change in domicile of Spectrum Diagnostics, S.p.A. (SDS) from Italy to the state of Minnesota through a merger with SDS on April 14, 1993. The merger has been accounted for as if it were a pooling of interests and, accordingly, all prior financial statements include SDS. The Company's fiscal year end is June 30 and SDS' fiscal year end was December 31.

The Company had no operations prior to the merger and is continuing the business of SDS to commercialize the Surface Plasmon Resonance (SPR) technology. Commercialization will consist of developing and introducing an instrument which will run various tests capable of diagnosing various human health conditions, and which the Company intends to market to the world medical diagnostic industry. The Company anticipates that it will grant trade credit to future customers on credit terms it establishes with individual customers.

A summary of the Company's significant accounting policies follows:

Cash equivalents: The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. As of June 30, 1997, cash equivalents include approximately $652,000 invested in money market funds.

Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Short-term debt: The fair value of the Company's short-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities with similar collateral requirements. At June 30, 1997, cost approximated fair value.

Debt issue costs:  Costs to issue debt are amortized over the life of the debt.

Other assets: The license agreement is being amortized by the straignt-line method over the remaining life of the related patents of 15 years (Note 4). Organization expenses are being amortized by the straignt-line method over 5 years. Costs of obtaining patents are capitalized and will be amortized over their useful life.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

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

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over five years, or the life of the lease, whichever is less.

Income taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and development: The Company contracts with certain outside parties for the design and development of its product in addition to conducting its own research and development. Research and development costs are charged to expense as incurred.

Loss per common share: Loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Primary and fully diluted loss per common share are the same amounts for all periods presented.

The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The adoption of Statement No. 128 would have had no effect on reported  earnings
(loss) per share.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

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


Note 2.  Basis of Presentation

The Company was incorporated for the purpose of acquiring, developing, and commercializing SPR technology for use in medical diagnostics. The Company has had no sales, and the only revenue generated by the Company since its inception has been interest income.

The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustment which might be necessary should the Company not remain a going concern.

The Company does not have sufficient funds to remain a going concern, or to complete development of and bring its instrument and disposables to commercial production, without immediate funding from equity or debt financing. Management is working to obtain this needed funding. In addition, management is exploring strategic partner relationships to provide intellectual resources and/or licensing revenues. There is no assurance that additional financing or relationships can be obtained.


Note 3.  Short-term Debt Obligations

Short-term debt obligations as of June 30, 1997 and 1996, are as follows:

                                                       1997          1996

13.5% convertible secured promissory notes,
  payable June 1998, secured by substantially
  all of the Company's assets                     $1,070,000    $         -
Others, paid in 1997                                       -         24,455
                                                  -------------------------
                                                  $1,070,000    $    24,455
                                                  =========================

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3.  Short-term Debt Obligations (Continued)

In June 1997, the Company completed an offering of secured promissory notes of $1,070,000 to accredited investors and issued three warrants for every $1 of principal in connection with the sale of such notes to the investors for the purchase of 3,210,000 shares of common stock. In addition, the selling agent also received warrants to purchase 232,800 shares of common stock. All warrants issued were valued at $371. The notes are convertible into shares of common stock at a price equal to 80 percent of the market price of the common stock for
(i) the 20 consecutive trading days prior to the issuance of the notes or June 1, 1998, or (ii) the price at which the transaction which triggers repayment of the notes is completed. The warrants exercise price is calculated in the same manner as the notes conversion price, except the exercise price is limited to a maximum of $0.35.


Note 4.  Agreements

License agreement: The Company has a license agreement for certain patents, proprietary information, and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $500,000 by December 31, 1993, $850,000 by December 31, 1995, and $1,000,000 by December 31, 1997, then each time one of such benchmarks is not met the licensor has the right to deprive the Company of its exclusive rights under the license agreement. As of June 30, 1997, the Company has paid $850,000 of the cumulative payment. The Company has also ratably accrued additional minimum royalty payments of $112,500 as of June 30, 1997, because sales or sublicense revenues through December 31, 1997, may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue the entire $150,000 by December 31, 1997.

The obligations of the Company to pay royalties terminates when the total royalty payments reach a gross amount of $18,000,000, which amount would be increased by $2,000,000 each time a benchmark is not met. After such date, the Company's rights in the licensed SPR technology continue in perpetuity with no further royalty obligations.

Employment agreements: The Company has the following employment agreements with various officers:


                                                                                    Annual
                   Officer                                 Term        Expires    Compensation

Executive Vice President of Research and Development      3 years      04/30/98     $125,000
Chief Financial Officer                                   2 years      12/01/97      125,000
Executive Vice President of Manufacturing                 1 year       10/28/97      105,000
Senior Director of Engineering                            1 year       02/01/98      100,000


All employment agreements are subject to adjustments and bonuses as may be determined by the Board of Directors. In the event the employment agreements are terminated for any reason by the Company, other than for cause as defined in the agreements, the officers would receive compensation for the greater of (i) the salary due under the remaining terms of the agreement or (ii) one year's salary.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5.  Leases

The Company leases its office space under an agreement which expires February 28, 2000. Approximate minimum aggregate rental commitments under this lease are as follows:

Years ending June 30:
     1998                            $ 43,500
     1999                              38,000
     2000                              26,000

Rental expense for the years ended June 30, 1997 and 1996, and the period from September 30, 1991 (date of inception) to June 30, 1997, was approximately $68,000, $82,000, and $443,000, respectively.


Note 6.  Stockholders' Equity

Capital stock: The Company has authorized 120,000,000 of capital shares consisting of 90,000,000 common shares and 30,000,000 undesignated shares.

Common stock placements: During the year ended June 30, 1996, the Company completed three private offerings of its common stock. From July to September 1995, the Company received net proceeds of approximately $2,883,000 from a private placement of units at $1.00 per unit. In November 1995, the Company received net proceeds of approximately $430,000 also from the private placement of $1.00 units. Each unit consisted of four (4) shares of Company common stock and a warrant to purchase one share of common stock at $0.25 per share. In May 1996, the Company completed its third private offering of 6,275,000 shares of common stock at $0.60 per share, resulting in net proceeds of approximately $3,363,000.

Debt conversions: In September and December 1995, the Company converted approximately $2,565,000 of convertible debentures and related accrued interest to shares of common stock. The debentures conversion prices were $0.125 to $0.25 per share.

Options and warrants: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option and warrant grants been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                              1997               1996

Net loss, as reported                     $(3,925,460)      $(2,396,963)
Net loss, pro forma                        (4,197,373)       (2,462,865)
Net loss per share, as reported                 (0.08)            (0.07)
Net loss per share, pro forma                   (0.09)            (0.08)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards generally are made each year.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6.  Stockholders' Equity (Continued)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants in 1997 and 1996:

                                               1997             1996

Expected dividend yield                    $        -       $        -
Expected stock price volatility                 71.63%           76.14%
Risk-free interest rate                           6.0%             6.0%
Expected life of options (years)                    3                3

Transactions involving stock options and warrants during the two years ended June 30, 1997, are summarized as follows:


                                                                  Weighted
                                                Stock          Average Exercise
                               Warrants        Options         Price Per Share

Balance, June 30, 1995         6,072,603             -          $         0.20
  Granted                      5,977,500     3,725,000                    0.31
  Exercised                            -             -                       -
  Expired                              -             -                       -
                              --------------------------------------------------
Balance, June 30, 1996        12,050,103     3,725,000                    0.27
  Granted                      3,442,800     1,123,500                    0.43
  Exercised                     (455,000)     (320,000)                   0.23
  Expired                       (250,000)     (218,315)                   0.48
                              --------------------------------------------------
Balance, June 30, 1997        14,787,903     4,310,185          $         0.31
                              ==================================================

The weighted  average fair value of options and warrants granted during 1997 and
1996  was  $0.36  and  $0.16,  respectively.   The  following  tables  summarize
information about stock options and warrants outstanding as of June 30, 1997:

                        OPTIONS AND WARRANTS OUTSTANDING

                                                  Weighted
                                                   Average
                             Number of            Remaining       Weighted
Range of                        Units            Contractual       Average
Exercise Price               Outstanding            Life        Exercise Price

$0.12-$0.125                  2,278,000              2.5         $      0.12
$0.25-$0.35                  14,494,903              3.5                0.27
$0.55-$0.90                   2,307,685              3.3                0.68
$5.40                            17,500              0.2                5.40
                             ----------                          -----------
                             19,098,088                          $      0.31
                             ==========                          ===========

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6.  Stockholders' Equity (Continued)

                        OPTIONS AND WARRANTS EXERCISABLE


                                          Number of              Weighted
Range of                                    Units                 Average
Exercise Price                           Exercisable           Exercise Price

$0.12-$0.125                             2,278,000              $        0.12
$0.25-$0.35                             14,018,803                       0.27
$0.55-$0.90                              1,626,462                       0.69
$5.40                                       17,500                       5.40
                                        ---------------------------------------
                                        17,940,765              $        0.30
                                        =======================================

Compensation expense related to stock option grants was $48,000 in 1997 and $125,000 in 1996.

In July 1997, additional stock options to purchase 2,500,000 shares of common stock were granted to employess. These options vest over a two-year period and have an exercise price of $0.25. In addition, the Company reduced the exercise price on all options granted to employees (approximately 943,500 shares) to $0.25.


Note 7.  Income Taxes

The Company's income tax expense consists solely of a franchise tax in Italy during the year ended December 31, 1992, as the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $8,963,000 in operating loss carryforwards and $208,000 in research and development credits at June 30, 1997, which may be used to offset otherwise future taxable income. These carryforwards are subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relates to a 50 percent change in control over a three-year period. The annual net operating loss carryforward limitation due to Section 382 is approximately $200,000 per year, which reduced the carryforward by $2,800,000. The Company has "post change" carryforwards of approximately $5,934,000 that are not limited. Further changes of control may result in the additional expiration of a portion of the remaining carryforward before it can be used and are also dependent upon the Company attaining profitable operations in the future.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7.  Income Taxes (Continued)

Loss carryforwards and credits for tax purposes, reduced by the Section 382 limitation discussed above, as of June 30, 1997, have the following expiration dates:


                                   Net                  Research and
Expiration                      Operating               Development
   Date                           Loss                    Credits

   2006                       $   241,000             $           -
   2007                         1,115,000                         -
   2008                           827,000                    20,000
   2009                           849,000                    26,000
   2010                                 -                    45,000
   2011                         2,193,000                         -
   2012                         3,738,000                   117,000
                             ----------------------------------------
                              $ 8,963,000             $     208,000
                             ========================================

The tax effects of principle temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:

                                                            June 30
                                                1997                     1996

Loss carryforwards                        $  3,047,000            $   1,800,000
Royalties                                       38,000                        -
Research and development credits
  and deductions                               414,000                  296,000
Guarantee of Spectrum Diagnostics, Inc. debt   115,000                  115,000
Compensation expense                            59,000                   43,000
Other accruals                                 (10,000)                       -
                                        ----------------------------------------
Gross deferred tax assets                    3,663,000                2,254,000

Valuation allowance for deferred tax assets (3,663,000)              (2,254,000)
                                        ----------------------------------------
                                           $         -            $           -
                                        ========================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 1997 and 1996, due to the valuation allowance recorded against deferred tax assets.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Quantech has accrued its estimated loss which may result should SDI be unable to pay the obligations discussed above. The Company has recorded a liability of approximately $37,000 as of June 30, 1997.


Note 9.  Subsequent Event

Subsequent to year end, the Company was in process of finalizing an agreement to issue 3,000,000 shares of the Company's common stock, convertible secured promissory notes totaling $550,000, and warrants to purchase 1,650,000 shares of common stock in return for the cancellation of certain license agreements.

The convertible secured promissory notes carry an interest rate of 13.5 percent, are payable June 1998, and are convertible into shares of common stock at a price of the lesser of $0.35 per share or a price equal to 80 percent of the market price of the common stock for (i) the 20 consecutive trading days prior to the issuance of the notes or June 1, 1998, or (ii) the price at which the transaction which triggers repayment of the notes is completed.

The warrants exercise price is calculated in the same manner as the notes conversion price, except the maximum price is limited to $0.25.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

     The names, ages and positions of the Company's executive officers are as follows:

 Name                   Age    Position

Robert Case             52     Chief Executive Officer (interim) and Director

Gregory G. Freitag      35     Chief Financial Officer, Chief Operating Officer
                               and Director

Robert R. McKiel, Ph.D. 54     Executive Vice President-Research and Development


     Robert Case has been interim Chief Executive Officer since June 1997 and a director since October 1996. He founded Case + Associates, Inc. in 1978 and has been its President since such time. Case + Associates is a leading consultant in the research, design, development and engineering of medical products. Its consulting activities include work for major multinational, as well as development stage, medical companies in the design of products from diagnostic instrumentation and implantable devices to surgical instruments. He has served as a Chairman of the Industrial Designers Society of America, and was a member of its national Board of Directors. Mr. Case has also been a longtime member of the Biomedical Marketing Association. In addition, Mr. Case conducts both US and European seminars in product definition and development for Frost & Sullivan, the Society of Plastics Engineers, the Society for the Advancement of Medical Packaging Institute and Northwestern University. His educational background includes product design, engineering and marketing at Syracuse University, the Illinois Institute of Technology and DePaul University.

     Gregory G. Freitag has been Chief Financial Officer and Secretary of the Company since December 1995 and Chief Operating Officer since July 1997, having previously held the position of Executive Vice President of Corporate Development. From 1987 until joining the Company Mr. Freitag was a lawyer with the Minneapolis, Minnesota law firm of Fredrikson & Byron, P.A. As a shareholder with Fredrikson & Byron, he practiced in the corporate, securities and merger and acquisition areas of law. Mr. Freitag has his J.D. and CPA, has served on securities advisory committees to the Minnesota Commissioner of Commerce, is included in the Minnesota Business Guide to Law & Leading Attorneys, and received from City Business its "40 Under 40" award recognizing Mr. Freitag as one of the Twin Cities' next generation of business and community leaders.

     Robert R. McKiel, Ph.D., has been Executive Vice President-Research and Development since 1992. From 1984 to 1987, Dr. McKiel served as Vice President of Amersham International, a large medical company, based in the United Kingdom. From 1987 until joining the Company he served as a consultant to various companies in the medical diagnostics industry, including Ares-Serono and Boehringer Mannheim Corporation. In that capacity, he has been involved in a variety of projects including the design of a clinical immunochemistry analyzer, implementation of a GMP (Good Manufacturing Practices) program for a clinical device manufacturer and a redesign of a pharmaceutical quality control program. He earned his baccalaureate degree in organic chemistry at the University of Notre Dame and a doctorate in biological chemistry at the University of Illinois. After completion of his post-doctoral residency in clinical chemistry at the University of Illinois Medical Center, he joined the Illinois Medical Center staff. From 1973 to 1979, he served as an assistant Director of the University of Illinois Hospital Laboratories and as head of Radioimmunoassay Laboratory, held various faculty appointments, and taught in the departments of Biological Chemistry and Pathology. In 1979, Dr. McKiel joined Amersham Corporation to establish a U.S. based technical support system for the company's products, and to enhance Amersham's effectiveness in the design and marketing of new products in the U.S. In 1984, he took on the additional responsibility of managing the marketing of clinical products.

     The information required by Item 9 relating to directors is incorporated herein by reference to the section entitled "Election of Directors" which appears in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUANTECH  LTD.
                                       ("Registrant")

Dated: September 25, 1997              By:   /s/ Robert Case
                                            ----------------
                                            Robert Case,
                                            CEO

     In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints ROBERT CASE and GREGORY G. FREITAG as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                   Title                                  Date

/s/ Robert Case             Chief Executive Officer,
Robert Case                 and Director                     September 25, 1997

/s/ Gregory G. Freitag      Chief Financial Officer,
Gregory G. Freitag          COO, Secretary and
                            Treasurer (Chief Financial
                            and Accounting Officer)          September 25, 1997

/s/ James F. Lyons          Chairman                         September 25, 1997
James F. Lyons

/s/ Richard W. Perkins      Director                         September 25, 1997
Richard W. Perkins

/s/ Edward E. Strickland    Director                         September 25, 1997
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 1997
                         Commission File Number: 0-19957


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

3.1 Articles of Incorporation of Quantech Ltd., as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).

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

10.3* Employment Agreement with Robert M. McKiel (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.4 Letter of Amendment to Ares-Serono License (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.5*       Warrant  to  purchase  830,841  shares  by  Robert  M.  McKiel
            (incorporated   by   reference   to   Exhibit   10.13  of  the
            Registrant's Form 10-KSB for the Year Ended June 30, 1995).

10.6* Employment Agreement with Gregory G. Freitag (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-6809).

10.7 Severance and Settlement Agreement and Mutual Release of All Claims with R.H. Joseph Shaw dated June 13, 1997 (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on
            Form SB-2; Reg. No. 333-6809).

21          Quantech has no subsidiaries.

23          Accountants Consent

24          Power of Attorney (included on signature  page)

27          Financial Data Schedule

*Management contract or compensatory plan or arrangement.