Form 10QSB
period 1997-09-30
QUANTECH LTD /MN/
filed 1997-11-14
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
September 30, 1997                                            0 - 19957

                                  Quantech Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                       41-1709417
-------------------------------------------------------------------------------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                  identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip code)

                                 (612)-647-6370
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X     NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 51,040,759 shares of Common Stock, par value $.01 per share, outstanding as of November 14, 1997.

         Transitional Small Business Disclosure Format:  YES      NO  X

                                      Index

PART I.    FINANCIAL INFORMATION                                      Page No.

   Item 1:     Financial Statements:

     Balance Sheets as of September 30, 1997 and June 30, 1997             3

     Statement of Operations for the Three Months
     Ended September 30, 1997 and 1996 and from inception to
     September 30, 1997                                                    4

     Statement of Stockholders' Equity from inception                      5
     to September 30, 1997

     Statement of Cash Flows for the Three Months  ended
     September  30, 1997 and 1996 and from inception to
     September 30, 1997                                                    6

     Notes to Financial Statements                                         7

   Item 2:      Management's Discussion and Analysis or Plan of Operation  8

   Item 3:      Quantitative and Qualitative Disclosure About Market Risk 11

PART II.    OTHER INFORMATION                                             12

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and its cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2. LICENSE AGREEMENT
The Company has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. The original license agreement allowed Ares-Serono to develop and market, under its own name, products using the SPR technology. In November 1997 Ares-Serono agreed to eliminate this provision of the license agreement in return for two additional minimum royalty payments of $150,000 on each of December 31, 1998 and 1999. As of September 30, 1997, the Company had paid $850,000 of the cumulative royalty payments. In order to maintain its exclusive rights under the revised license agreement, the Company must make its final original minimum payment of $150,000 by December 31, 1997, and the additional $150,000 payments in December 1998 and 1999. The Company has ratably accrued additional minimum royalty payments of $131,250 as of September 30, 1997, because sales or sublicense revenues through December 31, 1997 may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue $150,000 by December 31, 1997, and continue accruing for future payments until royalty accruals based on revenues exceed the minimum payment amounts.

Note 3. ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARD
The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have had no effect on reported earnings
(loss) per share.

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                             (Unaudited)
                                                                             September 30,         June 30,
                                                                                1997                 1997
                                                                          ------------------   ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $           187,154    $         718,893
  Deferred debt issue costs                                                          64,751               78,699
  Other current assets                                                               35,133               35,452
                                                                          ------------------   ------------------
Total Current Assets                                                                287,038              833,044
                                                                          ------------------   ------------------

EQUIPMENT
  Equipment                                                                         331,133              329,780
  Leasehold Improvements                                                             15,000               15,000
                                                                          ------------------   ------------------
                                                                                    346,133              344,780
   Less accumulated depreciation                                                   (154,870)            (139,267)
                                                                          ------------------   ------------------
Total Equipment                                                                     191,263              205,513
                                                                          ------------------   ------------------

OTHER ASSETS
  License agreement, at cost, less amortization                                   2,980,779            2,096,558
  Patents, at cost, less amortization                                                 9,029                8,895
  Organization expenses, at cost, less amortization                                     -                    113
                                                                          ------------------   ------------------
Total Other Assets                                                                2,989,808            2,105,566
                                                                          ------------------   ------------------

TOTAL  ASSETS                                                           $         3,468,109    $       3,144,123
                                                                          ==================   ==================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                       $          1,645,00    $       1,070,000
  Accounts Payable                                                                   73,130              100,794
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                                            32,060               36,509
    Minimum Royalty Commitment                                                      131,250              112,500
    Accrued Interest                                                                 49,379               10,685
    Accrued Severance                                                                36,912               77,265
    Accrued Payroll/Vacation                                                         20,501               54,226
    Other                                                                               -                  4,019
                                                                          ------------------   ------------------
Total Current Liabilities                                                         1,988,232            1,465,998
                                                                          ------------------   ------------------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized 90,000,000
   shares; issued and outstanding 51,040,759 shares at
   September 30, 1997; and 48,040,759 at June 30, 1997                              510,408              480,408
  Additional paid-in capital                                                     15,966,189           15,606,017
  Deficit accumulated during the development stage                              (14,996,720)         (14,408,300)
                                                                          ------------------   ------------------
Total Stockholders Equity                                                         1,479,877            1,678,125
                                                                          ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $         3,468,109 $          3,144,123
                                                                          ==================   ==================


                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED


                                                                                                       Period From
                                                                                                      September 30,
                                                     Three Months           Three Months              1991 (Date of
                                                         Ended                  Ended                Inception), to
                                                     September 30,          September 30,             September 30,
                                                         1997                   1996                      1997
                                                  --------------------   --------------------      --------------------

Interest Income                                    $            6,824     $           34,692        $          177,605
                                                  --------------------   --------------------      --------------------

Expenses:
  General and Administrative                                  222,857                357,494                 7,881,065
  Research and Development                                    314,261                362,832                 4,959,966
  Sales and Marketing                                             -                      -                     282,380
  Minimum Royalty expense                                      18,750                 18,750                   981,250
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                 -                      -                     556,150
  Net Exchange (gain)                                             -                      -                     (67,172)
  Financing                                                    39,376                  2,413                   538,091
                                                  --------------------   --------------------      --------------------
Total Expenses                                                595,244                741,489                15,131,730
                                                  --------------------   --------------------      --------------------

Loss before income taxes                                     (588,420)              (706,797)              (14,954,125)

Income Taxes                                                      -                      -                      42,595
                                                  --------------------   --------------------      --------------------

Net Loss                                           $         (588,420)    $         (706,797)       $      (14,996,720)
                                                  ====================   ====================      ====================

Loss per common share                              $            (0.01)    $            (0.02)
Weighted average common shares
  outstanding                                              48,497,281             46,902,063



                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to September 30, 1997

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                                     Par     Additional      the                   Paid for      Due     Cumulative
                                        Shares      Value      Paid-In   Development  Subscriptions   Not        From    Translation
                                        Issued     Amount      Capital      Stage     Receivable    Issued     Officers  Adjustment
                                       ---------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                   ($3,475,608)
 Common stock transactions:
  Common stock issued, October 1991    3,200,000  $3,154,574
  Common stock issued, November 1991     600,000    $611,746  $1,788,254
  Common stock issuance costs                                  ($889,849)
  Cumulative translation adjustment                                                                                        $387,754
  Common stock issued, September 1992    700,000    $699,033    $875,967                 ($53,689)
  Common stock issuance costs                                  ($312,755)
  Common stock to be issued                                                                          $120,000
  Cumulative translation adjustment                                                                                       ($209,099)
  Elimination of cumulative translation
  adjustment                                                                                                              ($178,655)
 Officers advances, net                                                                                         ($27,433)
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1992             4,500,000  $4,465,353  $1,461,617  ($3,475,608)   ($53,689)   $120,000   ($27,433)        $0
 Net loss                                                                   ($996,089)
 Common stock transactions:
  Common stock issued, January 1993      160,000      $1,600    $118,400                            ($120,000)
  Common stock issued, April 1993         30,000        $300     $11,700
  Change in common stock par
   value resulting from merger                   ($4,420,353) $4,420,353
 Repayments                                                                                                       $5,137
                                       ---------------------------------------------------------------------------------------------
Balance,June 30, 1993                  4,690,000     $46,900  $6,012,070  ($4,471,697)   ($53,689)         $0   ($22,296)        $0
 Net loss                                                                 ($1,543,888)
 240,000 shares of common
 stock to be issued                                                                                   $30,000
 Repayments                                                                               $53,689                $22,296
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1994                 4,690,000     $46,900  $6,012,070  ($6,015,585)         $0     $30,000         $0         $0
 Net loss                                                                 ($2,070,292)
 Common stock issued, June 1995        2,150,000     $21,500    $276,068                 ($20,000)   ($30,000)
 Warrants issued for services                                    $40,200
                                       ---------------------------------------------------------------------------------------------
Balance June 30, 1995                  6,840,000     $68,400  $6,328,338  ($8,085,877)   ($20,000)         $0         $0         $0
 Net loss                                                                 ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                        6,160,000     $61,600  $1,304,450
     August, 1995                        717,600      $7,176    $161,460
     September, 1995                  13,807,296    $138,073  $2,370,389
     November, 1995                    1,897,840     $18,978    $425,482
     December, 1995                   11,217,157    $112,172  $1,292,473
     May, 1996                         6,275,000     $62,750  $3,300,422
     June, 1996                            5,058         $51      $3,650
 Payments received on
  subscription receivable                (19,192)      ($192)   ($14,808)                 $20,000
 Compensation expense recorded
  on stock options                                              $125,000
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1996                 46,900,759   $469,008 $15,296,856 ($10,482,840)         $0          $0         $0         $0
 Net loss                                                                 ($3,925,460)
 Stock offering costs                                           ($12,310)
 Common stock issued upon exercise of
 options and warrants
     September 1996                       10,000        $100      $2,400
     October 1996                        170,000      $1,700     $40,800
     November 1996                        15,000        $150      $3,600
     December 1996                       270,000      $2,700     $64,800                 ($57,500)
     January 1997                         20,000        $200      $4,800
     February 1997                       150,000      $1,500     $17,250
     March 1997                          140,000      $1,400     $33,600
 Payments received on
  subscription receivable                                                                 $57,500
 Compensation expense recorded
  on stock options                                               $48,000
 Common stock issued, June 1997          365,000      $3,650    $105,850
 Warrants issued with notes payable                                 $371
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1997                48,040,759    $480,408 $15,606,017 ($14,408,300)         $0          $0         $0         $0
 Net Loss                                                                   ($588,420)
 Warrants issued with notes payable                                   $7
 Common stock issued, September 1997   3,000,000     $30,000    $360,000
 Warrants issued, September 1997                                    $165
                                       =============================================================================================
Balance, September 30, 1997           51,040,759    $510,408 $15,966,189 ($14,996,720)         $0          $0         $0         $0
                                       =============================================================================================


                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF CASH FLOWS-UNAUDITED


                                                                                                          Period From
                                                                                                         September 30,
                                                                   Three Months        Three Months      1991 (Date of
                                                                      Ended               Ended          Inception), to
                                                                   September 30,       September 30,     September 30,
                                                                      1997                1996                1997
                                                                ------------------  ------------------  -----------------
Cash Flows From Operating Activities
 Net Loss                                                     $          (588,420)   $       (706,797)   $   (14,996,720)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                             -                  -             (178,655)
  Depreciation                                                             15,603              13,841            201,224
  Amortization                                                             80,408              59,732          1,437,025
  Noncash compensation and interest                                           -                   -              537,250
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                  -                   -              556,150
  Write down of investment                                                    -                   -               67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in other current assets                                319             (27,705)            41,305
    Increase (decrease)in accounts payable                                (27,664)             40,932             71,575
    Increase (decrease) in accrued expenses                               (25,102)             23,367            544,226
                                                                ------------------  ------------------  -----------------
     Net cash used in operating activities                               (544,856)           (596,630)       (11,719,120)
                                                                ------------------  ------------------  -----------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                        (1,353)            (64,654)          (422,891)
 Proceeds on disposition of property                                            -                 -               37,375
 Organization expenses                                                          -                 -              (97,547)
 Patent spending                                                             (134)                -               (9,029)
 Officer advances, net                                                          -                 -             (109,462)
 Purchase of investment                                                         -                 -             (225,000)
 Purchase of license agreement                                                  -                 -           (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                         -                 -             (320,297)
 Prepaid securities issuance costs                                        (10,403)                -             (112,046)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                 -                 -           (1,204,500)
                                                                ------------------  ------------------  -----------------
   Net cash used in investing activities                                  (11,890)            (64,654)        (4,413,397)
                                                                ------------------  ------------------  -----------------

Cash Flows From Financing Activities
 Net proceeds from the sale of common stock & warrants                          7               2,500         12,880,804
 Proceeds on debt obligations                                              25,000                 -            3,753,435
 Payments received on stock subscription receivables                            -                 -                5,000
 Stock offering costs                                                           -             (12,310)                -      -
 Payments on debt obligations                                                   -              (4,605)          (522,810)
                                                                ------------------  ------------------  -----------------
  Net cash provided by financing activities                                25,007             (14,415)        16,116,429
                                                                ------------------  ------------------  -----------------

Effect of Exchange Rate Changes on Cash                                         -                 -              203,242
                                                                ------------------  ------------------  -----------------
   Net increase (decrease) in cash                                       (531,739)           (675,699)           187,154
Cash
 Beginning                                                                718,893           2,942,871                 -
                                                                ------------------  ------------------  -----------------
 Ending                                                       $           187,154    $      2,267,172    $       187,154
                                                                ==================  ==================  =================

Non-Cash Investing and Financing Activities
 Issuance of debt, common stock and warrants for
  sublicensing rights                                         $           940,165    $              0    $       940,165
                                                                ==================  ==================  =================


ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

     Quantech Ltd. ("Quantech" or the "Company") was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A. ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono, S.A. SPR, the core technology of Quantech's proposed medical diagnostic system, enables the Company to integrate the existing diagnostic methodologies of immunoassays, DNA probes and chemical binding into a single, simple economical system in order to provide rapid, quantitative, diagnostic results. The Quantech system configuration consists of a small bench top instrument and a series of disposables each offering a particular test or series of tests. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine) without preparation or addition of reagents. The Company plans to first market its system and related disposables to hospital Critical Care Units, initially the Emergency Department. Its first tests will aid physicians in assessing whether a patient has suffered a heart attack.

     During November 1997 the Company and Ares-Serono agreed in principle to the amendment to the terms of the license agreement, which amendment is awaiting final execution. Ares-Serono agreed to eliminate a provision of the contract that allowed it to market, under its own name, products using the SPR technology in return for an increase in minimum royalty payments. In order to maintain its exclusive rights under the revised license agreement, the Company must make its original minimum payment of $150,000 by December 31, 1997, and additional $150,000 payments in each of December 1998 and 1999.

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

Results of Operations

     The Company has incurred a net loss of $14,996,720 from September 30, 1991 (date of inception) through September 30, 1997 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc., and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

     For the three months ended September 30, 1997 the Company had interest income of $6,824 compared to $34,692 for the same period in 1996. This decrease is a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

     General and administration expenses decreased to $222,857 for the three months ended September 30, 1997 from $357,494 for the three months ended September 30, 1996. The decrease in general and administrative spending was the result of the restructuring that the Company began in June 1997 and completed in October 1997. The restructuring was aimed at reducing expenses and focusing the Company's resources on completing development of its diagnostic system. Changes that were implemented included reducing the number of employees, consultants and outside services employed in the administrative and marketing functions. The Company anticipates that these expenses will increase significantly in the future as the Company completes development of its system and begins to manufacture and distribute its products.

     Research and development costs decreased to $314,261 in the three months ended September 30, 1997 from $362,832 in the same period of 1996. This decrease was due to the above mentioned restructuring, with cost reductions resulting primarily from reduced outside contract development work as the Company focused its resources on completing the system development with a reconfigured internal development team led by Thomas R. Witty, Ph.D. who recently joined the Company as Vice President of Research and Development. It is expected that future research and development expenditures will increase significantly as Quantech completes development of its system, conducts FDA work, and begins development of additional disposable tests for its system.

     There was no change in the minimum royalty expense recorded for the quarter ended September 30, 1997 compared to the same quarter for the previous year. Royalty expense is expected to increase to $37,500 per quarter starting in January 1998 as the Company begins accruing for minimum payments scheduled for December 1998 and 1999 (see Notes to Financial Statements, Note 2 - License Agreement).

     Financing expenses were higher for the quarter ended September 30, 1997 compared to the same period in 1996 due to increased debt from the sale of convertible promissory notes in 1997 to fund operations. Financing expenses are expected to increase as a result of the sale of additional convertible promissory notes and interest on such notes.

     For the three months ended September 30, 1997 Quantech had a loss of $588,420 as compared to $706,797 for the same period ended September 30, 1996. This decreased loss was the result of lower operating expenses partially offset by lower interest income.

     The Company has made significant progress in the development of its system, but this progress has been much slower than anticipated. Although Quantech has been able to complete prototype systems that demonstrate that its SPR technology does work to detect certain conditions, it has not been able to achieve reproducible results at sensitivity levels necessary for quantitative analysis throughout the entire required clinical range for its initial test. Quantech's development is focused upon the system reproducibility and sensitivity necessary for FDA approval and market acceptance. After such development is complete, the next major step will be to submit its system and first test to the FDA for approval, which submission is expected in early 1998. Product introduction is anticipated in the later part of 1998, which introduction is expected to include at least two tests for the system.

     In addition to development activity, the Company is in discussions with potential strategic partners regarding the sublicensing of Quantech's technology outside of its core medical area, research and development collaborations for medical and industrial applications of Quantech's technology, distribution of its system once developed and device manufacturing. The timetable for submitting the Company's system to the FDA and introduction to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete prototype development of its system, necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its system.

Liquidity and Capital Resources

     From inception to September 30, 1997, Quantech has raised approximately $17,600,000 through a combination of public stock sales, private stock sales and debt obligations. Additional funds are needed immediately to continue current operations. To provide these additional funds, the Company is currently seeking up to a maximum of $1,405,000 through the sale of notes (the "Notes") and warrants (the "Warrants"). The Notes will be due and payable on June 1, 1998, or earlier upon Quantech completing a transaction that provides it with a minimum of $5,000,000 (the "Additional Funding"). Interest will be the prime rate plus five percent and the Notes will be secured by all of the assets of the Company. For each dollar invested in the Note the investor will receive a Warrant to purchase three shares of Quantech Common Stock at an exercise price equal to the lower of (a) $0.25 per share; (b) the average market value of Quantech's Common Stock for the ten trading days prior to December 20, 1997; or (c) 80% of the price of the Additional Funding or, if the Additional Funding has not occurred prior to June 1, 1998, the lower of 80% of the market price of the Company's Common Stock for the 20 consecutive trading days prior to the issuance of the Warrant or June 1, 1998. The principal amount of the Notes are convertible into shares of the Company's Common Stock at a price equal to, and calculated in the same manner as, the Warrant Exercise Price. Terms are subject to negotiation and may change. The Company believes it will complete the sale of most or all of the $1,405,000 of the Notes by December 20, 1997, and Directors, and Director affiliates, of the Company have already purchased $150,000 of the Notes. There can be no assurance, however, that the Company will be able to raise this or any other funding and continue its operations. See "Cautionary Statements - Immediate and Future Capital Needs."

     The Company anticipates that the $1,405,000 will be sufficient to allow it to complete development of its system, start its FDA work, and make its December 31, 1997 $150,000 minimum royalty payment to Ares-Serono. Funds of at least $7.5 million will be needed to complete its FDA work, begin developing additional tests, establish manufacturing capabilities, launch the Quantech system and repay the Notes. Quantech is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders.

     Quantech incurred capital expenditures of $1,353 in the three month period ended September 30, 1997. The Company anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

     The Company currently has outstanding 51,040,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 23,143,903 shares.

Cautionary Statements

     As provided for under the Private Securities Litigation Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

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

Immediate and Future Capital Needs

     The Company does not have sufficient funds to complete development of its system, submit its system to the FDA or commence commercial production and sales of its system. The Company's ability to continue as a going concern, complete its system, submit its system to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until revenues from the sale of instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing. There can be no assurance that any additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders and/or additional debt to the Company. If funding is not available immediately and in the future when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

Other Factors

     As described in the Company's Form 10-KSB for the year ended June 30, 1997 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of , effects of government regulation on Quantech's product and its sale, ability to manufacture its product, exposure to the risk of product liability and market for the Company's shares.


ITEM 3                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        In September 1997, the Company entered into an agreement to cancel certain sublicense rights that had been granted to other parties. In return for these sublicense rights, the Company issued 3,000,000 shares of the Company's Common Stock, convertible secured promissory notes totaling $550,000, and warrants to purchase 1,650,000 shares of Common Stock to the sublicense owners.

        The convertible secured promissory notes carry an interest rate of 13.5% and are payable June 1, 1998. The notes are also convertible into shares of Common Stock at a price the lessor of (I) $0.35 per share or (II) a price equal to 80 percent of the market price of the Common Stock for
        (i) the 20 consecutive trading days prior to the issuance of the notes or June 1, 1998, if the notes have not been paid by June 1, 1998 or (ii) the price at which the transaction which triggers prepayment of the notes is completed. The warrants exercise price is calculated in the same manner as the notes conversion price, except the maximum price is limited to $0.25.

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on 8-K
        a.   Exhibits -
         10.1 Form of convertible note issued to affiliate in private placement.
         10.2 Form of warrant issued to affiliate in private placement.
         10.3 Form of amended royalty agreement with Ares-Serono.
         27. Financial Data Schedule (filed in electronic format only)
        b. Reports on 8-K - None


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   QUANTECH LTD

                                                   /s/ Robert Case
                                                   Robert Case
                                                   Chief Executive Officer

                                                   /s/ Gregory G. Freitag
                                                   Gregory G. Freitag
                                                   Chief Operating Officer and
Date: November 14, 1997                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                               September 30, 1997


Exhibit Number                             Description
-------------------    -----------------------------------------------------
        10.1           Form of convertible note issued to affiliate in
                       private placement.
        10.2           Form of warrant issued to affiliate in private placement.
        10.3           Form of amended royalty agreement with Ares-Serono.
        27             Financial Data Schedule (filed in electronic format only)