Form 10QSB
period 1997-12-31
QUANTECH LTD /MN/
filed 1998-02-17
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
December 31, 1997                                               0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-1709417
--------------------------------------------------------------------------------
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         identification No.)

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

                 YES     X                         NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 51,040,759 shares of Common Stock, par value $.01 per share, outstanding as of February 12, 1998.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

                                      Index

PART I.    FINANCIAL INFORMATION                                    Page No.

   Item 1:     Financial Statements:

        Balance Sheets as of December 31, 1997 and June 30, 1997       3

        Statement  of  Operations  for the Three  Months  and
        Six  Months  Ended December 31, 1997 and 1996 and
        inception to December 31, 1997                                 4

        Statement of Stockholders' Equity from inception               6
        to December 31, 1997

        Statement of Cash Flows for the Six Months  ended
        December 31, 1997 and 1996 and from inception to
        December 31, 1997                                              7

        Notes to Financial Statements                                  8

   Item 2:      Management's Discussion and Analysis or Plan of
                Operation                                              9

   Item 3:      Quantitative and Qualitative Disclosure About
                Market Risk                                           12

PART II.    OTHER INFORMATION                                         13

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                             (Unaudited)
                                                                              December 31,         June 30,
                                                                                1997                 1997
                                                                          ------------------   ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $            50,216   $          718,893
  Deferred debt issue costs                                                          40,450               78,699
  Other current assets                                                               35,558               35,452
                                                                          ------------------  ------------------
Total Current Assets                                                                126,224              833,044
                                                                          ------------------  ------------------
EQUIPMENT
  Equipment                                                                         335,195              329,780
  Leasehold Improvements                                                             15,000               15,000
                                                                          ------------------  ------------------
                                                                                    350,195              344,780
   Less accumulated depreciation                                                   (169,897)            (139,267)
                                                                          ------------------  ------------------
Total Equipment                                                                     180,298              205,513
                                                                          ------------------  ------------------

OTHER ASSETS
  License agreement, at cost, less amortization                                   2,899,122            2,096,558
  Patents, at cost, less amortization                                                 9,029                8,895
  Organization expenses, at cost, less amortization                                     -                    113
                                                                          ------------------  ------------------
Total Other Assets                                                                2,908,151            2,105,566
                                                                          ------------------  ------------------
TOTAL  ASSETS                                                           $         3,214,673   $        3,144,123
                                                                          ==================   ==================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                       $           2,107,00  $        1,070,000
  Accounts Payable                                                                   86,305              100,794
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                                            27,546               36,509
    Minimum Royalty Commitment                                                          -                112,500
    Accrued Interest                                                                109,341               10,685
    Accrued Severance                                                                   -                 77,265
    Accrued Payroll/Vacation                                                         23,143               54,226
    Other                                                                               -                  4,019
                                                                          ------------------  ------------------
Total Current Liabilities                                                         2,353,335            1,465,998
                                                                          ------------------  ------------------

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized 200,000,000
   shares; issued and outstanding 51,040,759 shares at
   December 31, 1997; and 48,040,759 at June 30, 1997                               510,408              480,408
  Additional paid-in capital                                                     15,966,244           15,606,017
  Deficit accumulated during the development stage                              (15,615,314)         (14,408,300)
                                                                          ------------------  ------------------
Total Stockholders Equity                                                           861,338            1,678,125
                                                                          ------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $         3,214,673   $        3,144,123
                                                                          ==================   ==================



                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED


                                                                                                       Period From
                                                                                                      September 30,
                                                      Six Months             Six Months               1991 (Date of
                                                         Ended                  Ended                Inception), to
                                                     December 31,           December 31,              December 31,
                                                         1997                   1996                      1997
                                                  --------------------   --------------------      --------------------

Interest Income                                    $            9,907    $            61,232     $             180,688
                                                  --------------------   --------------------      --------------------

Expenses:
  General and Administrative                                  484,251                724,664                 8,142,459
  Research and Development                                    595,349              1,063,413                 5,241,054
  Sales and Marketing                                             -                   70,424                   282,380
  Minimum Royalty expense                                      37,500                 37,500                 1,000,000
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                 -                      -                     556,150
  Net Exchange (gain)                                             -                      -                     (67,172)
  Financing                                                    99,821                  4,442                   598,536
                                                  --------------------   --------------------      --------------------
Total Expenses                                              1,216,921              1,900,443                15,753,407
                                                  --------------------   --------------------      --------------------
Loss before income taxes                                   (1,207,014)            (1,839,211)              (15,572,719)

Income Taxes                                                      -                      -                      42,595
                                                  --------------------   --------------------      --------------------
Net Loss                                           $       (1,207,014)  $         (1,839,211)     $        (15,615,314)
                                                  ====================   ====================      ====================
Basic and diluted loss per share                   $            (0.02)  $              (0.04)
Weighted average common shares
  outstanding                                              49,769,020             47,010,487



                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED




                                                     Three Months            Three Months
                                                         Ended                  Ended
                                                     December 31,            December 31,
                                                         1997                    1996
                                                  --------------------   ---------------------

Interest Income                                    $            3,083     $            26,540
                                                  --------------------   ---------------------
Expenses:
  General & Administrative                                    261,394                 367,170
  Research and development                                    281,088                 700,581
  Sales and Marketing                                             -                    70,424
  Minimum royalty expense                                      18,750                  18,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                 -                       -
  Net exchange (gain)                                             -                       -
  Financing                                                    60,445                   2,029
                                                  --------------------   ---------------------
Total Expenses                                                621,677               1,158,954
                                                  --------------------   ---------------------
Loss before income taxes                                     (618,594)             (1,132,414)

Income taxes                                                      -                       -
                                                  --------------------   ---------------------
Net loss                                           $         (618,594)    $        (1,132,414)
                                                  ====================   =====================
Basic and diluted loss per share                   $            (0.01)    $             (0.02)
Weighted average common shares
  outstanding                                              51,040,759              47,119,129




                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1997


                                                                             Deficit
                                                                           Accumulated
                                                                             During
                                                      Par     Additional       the                  Paid for      Due     Cumulative
                                         Shares      Value      Paid-In    Development  Subscriptions  Not       From    Translation
                                         Issued     Amount      Capital       Stage     Receivable   Issued    Officers   Adjustment
                                        --------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                     ($3,475,608)
 Common stock transactions:
  Common stock issued, October 1991     3,200,000  $3,154,574
  Common stock issued, November 1991      600,000    $611,746  $1,788,254
  Common stock issuance costs                                   ($889,849)
  Cumulative translation adjustment                                                                                        $387,754
  Common stock issued, September 1992     700,000    $699,033    $875,967                 ($53,689)
  Common stock issuance costs                                   ($312,755)
  Common stock to be issued                                                                           $120,000
  Cumulative translation adjustment                                                                                       ($209,099)
  Elimination of cumulative
    translation adjustment                                                                                                ($178,655)
 Officers advances, net                                                                                         ($27,433)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1992              4,500,000  $4,465,353  $1,461,617   ($3,475,608)  ($53,689)   $120,000  ($27,433)        $0
 Net loss                                                                     ($996,089)
 Common stock transactions:
  Common stock issued, January 1993       160,000      $1,600    $118,400                            ($120,000)
  Common stock issued, April 1993          30,000        $300     $11,700
  Change in common stock par
   value resulting from merger                    ($4,420,353) $4,420,353
 Repayments                                                                                                       $5,137
                                        --------------------------------------------------------------------------------------------
Balance,June 30, 1993                   4,690,000     $46,900  $6,012,070   ($4,471,697)  ($53,689)         $0  ($22,296)        $0
 Net loss                                                                   ($1,543,888)
 240,000 shares of common
 stock to be issued                                                                                    $30,000
 Repayments                                                                                $53,689               $22,296
                                        --------------------------------------------------------------------------------------------
Balance, June 30, 1994                  4,690,000     $46,900  $6,012,070   ($6,015,585)        $0     $30,000        $0         $0
 Net loss                                                                   ($2,070,292)
 Common stock issued, June 1995         2,150,000     $21,500    $276,068                 ($20,000)   ($30,000)
 Warrants issued for services                                     $40,200
                                        --------------------------------------------------------------------------------------------
Balance June 30, 1995                   6,840,000     $68,400  $6,328,338   ($8,085,877)  ($20,000)         $0         $0        $0
 Net loss                                                                   ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                         6,160,000     $61,600  $1,304,450
     August, 1995                         717,600      $7,176    $161,460
     September, 1995                   13,807,296    $138,073  $2,370,389
     November, 1995                     1,897,840     $18,978    $425,482
     December, 1995                    11,217,157    $112,172  $1,292,473
     May, 1996                          6,275,000     $62,750  $3,300,422
     June, 1996                             5,058         $51      $3,650
 Payments received on
  subscription receivable                 (19,192)       (192)   ($14,808)                 $20,000
 Compensation expense recorded
  on stock options                                               $125,000
                                        --------------------------------------------------------------------------------------------
Balance, June 30, 1996                  46,900,759   $469,008 $15,296,856  ($10,482,840)        $0          $0        $0         $0



 Net loss                                                                   ($3,925,460)
 Stock offering costs                                            ($12,310)
 Common stock issued upon exercise of
 options and warrants
     September 1996                        10,000        $100      $2,400
     October 1996                         170,000      $1,700     $40,800
     November 1996                         15,000        $150      $3,600
     December 1996                        270,000      $2,700     $64,800                 ($57,500)
     January 1997                          20,000        $200      $4,800
     February 1997                        150,000      $1,500     $17,250
     March 1997                           140,000      $1,400     $33,600
 Payments received on
  subscription receivable                                                                  $57,500
 Compensation expense recorded
  on stock options                                                $48,000
 Common stock issued, June 1997           365,000      $3,650    $105,850
 Warrants issued with notes payable                                  $371
                                        --------------------------------------------------------------------------------------------
Balance, June 30, 1997                 48,040,759    $480,408 $15,606,017  ($14,408,300)        $0          $0        $0         $0
 Net Loss                                                                   ($1,207,014)
 Common stock issued, September 1997    3,000,000     $30,000    $360,000
 Warrants issued with notes payable                                  $227
                                        ============================================================================================
Balance, December 31, 1997             51,040,759    $510,408 $15,966,244  ($15,615,314)        $0          $0        $0         $0
                                        ============================================================================================



                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF CASH FLOWS-UNAUDITED


                                                                                                          Period From
                                                                                                         September 30,
                                                                   Six Months          Six Months        1991 (Date of
                                                                      Ended               Ended          Inception), to
                                                                   December 31,        December 31,       December 31,
                                                                      1997                1996                1997
                                                                ------------------  ------------------  -----------------
Cash Flows From Operating Activities
 Net Loss                                                     $        (1,207,014)  $      (1,839,211)  $    (15,615,314)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                            -                    -            (178,655)
  Depreciation                                                             30,630              13,841            216,251
  Amortization                                                            186,366              59,732          1,542,983
  Noncash compensation and interest                                           -                    -             537,250
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                  -                    -             556,150
  Write down of investment                                                    -                    -              67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in other current assets                               (106)            (27,705)            40,880
    Increase (decrease)in accounts payable                                (14,489)             40,932             84,750
    Increase (decrease) in accrued expenses                              (135,174)             23,367            434,154
                                                                ------------------  ------------------  -----------------
     Net cash used in operating activities                             (1,139,787)         (1,729,044)       (12,314,051)
                                                                ------------------  ------------------  -----------------
Cash Flows From Investing Activities
 Purchase of property and equipment                                        (5,415)            (64,654)          (426,953)
 Proceeds on disposition of property                                          -                    -              37,375
 Organization expenses                                                        -                    -             (97,547)
 Patent spending                                                             (134)                 -              (9,029)
 Officer advances, net                                                        -                    -            (109,462)
 Purchase of investment                                                       -                    -            (225,000)
 Purchase of license agreement                                                -                    -          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                       -                    -            (320,297)
 Prepaid securities issuance costs                                        (10,403)                 -            (112,046)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                               -                    -          (1,204,500)
                                                                ------------------  ------------------  -----------------
   Net cash used in investing activities                                  (15,952)            (64,654)        (4,417,459)
                                                                ------------------  ------------------  -----------------
Cash Flows From Financing Activities
 Net proceeds from the sale of common stock & warrants                         62               2,500         12,880,859
 Proceeds on debt obligations                                             487,000                              4,215,435
 Payments received on stock subscription receivables                          -                    -               5,000
 Stock offering costs                                                         -               (12,310)               -
 Payments on debt obligations                                                 -                (4,605)          (522,810)
                                                                ------------------  ------------------  -----------------
  Net cash provided by financing activities                               487,062             (14,415)        16,578,484
                                                                ------------------  ------------------  -----------------
Effect of Exchange Rate Changes on Cash                                       -                    -             203,242
                                                                ------------------  ------------------  -----------------
   Net increase (decrease) in cash                                       (668,677)         (1,808,113)            50,216
Cash
 Beginning                                                                718,893           2,942,871               -
                                                                ------------------  ------------------  -----------------
 Ending                                                      $             50,216 $         1,134,758 $           50,216
                                                                ==================  ==================  =================
Non-Cash Investing and Financing Activities
 Issuance of debt, common stock and warrants for
  sublicensing rights                                        $            940,165 $                -  $          940,165
                                                                ==================  ==================  =================


                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of operations for the three and six month periods and its cash flows for the six month periods ended December 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2. LICENSE AGREEMENT

The Company has a license agreement as amended with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. As of December 31, 1997, the Company had paid $1,000,000 of cumulative royalty payments, which includes a $150,000 payment made on December 31, 1997. In order to maintain its exclusive rights under the license agreement, the Company must make a $150,000 payment by December 31, 1998 and 1999. The Company intends to accrue $150,000 by December 31, 1998, and continue accruing for future payments until royalty accruals based on revenues exceed the minimum payment amounts.

Note 3. NET LOSS PER SHARE

The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

The Company initially applied Statement No. 128 for the periods ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement. Because the Company has incurred a loss in all periods presented, the inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, Basic and Diluted loss per share amounts are the same in each period presented.

ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History

         Quantech Ltd. ("Quantech" or the "Company") is a Minnesota corporation originally founded in 1991. Quantech is completing development of a near patient ("NP") medical diagnostic testing system which is based upon its patented Surface Plasmon Resonance ("SPR") technology. Quantech's critical care system will have the ability to perform a complete range of clinically related, quantitative whole blood tests on a single instrument near the patient in 10 to 20 minutes. The system will be marketed to hospital Critical Care Units, with the initial focus being Emergency Departments. Hospital Critical Care Units, such as the Emergency Department, are best able to recognize the immediate positive impact Quantech's system will have on patient treatment and satisfaction, determination of appropriate clinical care path and cost containment.

         Quantech's system will consist of an easy to use bench top instrument and test disposables. Each disposable will contain one test, or a panel of clinically related tests, which will define the particular tests to be conducted by the instrument. The Company has begun data collection and other preparation necessary to file a pre-market notification, known as a 510(k), with the FDA on its first test for the detection and quantification of the cardiac marker Myoglobin. This cardiac marker is an aid to physicians in the diagnosis of an early stage heart attack. Further tests, including the cardiac markers CK-MB and Troponin, are being developed to provide the Quantech system with a full range of testing capabilities along with multiple tests per disposable.

         Quantech and The Perkin-Elmer Corporation ("Perkin-Elmer"), a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. Such agreement provides Perkin-Elmer with exclusive licenses to certain Quantech technology for use outside of Quantech's core area of non-nucleic medical diagnostics. Perkin-Elmer, pursuant to the agreement, provides technical assistance related to Quantech's medical diagnostic system and possible future royalty payments if Perkin-Elmer sells products using Quantech's technology.

         Quantech is a development stage company which has suffered losses from operations and will require additional financing to complete development, obtain FDA approval and commercialize its diagnostic system. Additional tests and system development must be completed, FDA approval obtained on these multiple tests and the system, Quantech's diagnostic system introduced to the market, and ultimately, Quantech will need to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

         The Company has incurred a net loss of $15,615,314 from September 30, 1991 (date of inception) through December 31, 1997 due to expenses related to formation and operation of its predecessor, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, minimum royalty payments on the SPR technology, and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and six months ended December 31, 1997 the Company had interest income of $3,083 and $9,907 compared to $26,540 and $61,232 for the same periods in 1996. These decreases were a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

         General and administration expenses decreased to $261,394 and $484,251 for the three months and six months ended December 31, 1997 from $367,170 and $724,664 for the same periods in 1996. There were no sales and marketing expenses during the three months and six months ended December 31, 1997 compared to $70,424 for the three months and six months ended December 31, 1996. The decreases in general and administrative and sales and marketing spending resulted from the restructuring that the Company implemented in 1997. The restructuring was aimed at reducing expenses and focusing the Company's resources on completing development of its diagnostic system. Changes that were made included reducing the number of employees, consultants and outside services employed in the administrative and marketing functions. The Company anticipates that these expenses will increase significantly in the future as the Company completes development of its system and begins to manufacture and distribute its products.

         Research and development costs decreased to $281,088 and $595,349 in the three and six months ended December 31, 1997 from $700,581 and $1,063,413 in the same periods of 1996. The decreases were due to the above mentioned restructuring, with cost reductions resulting primarily from reduced outside contract development work as the Company focused its resources on completing the system development with a reconfigured internal development team. Research and development spending, however, is expected to increase significantly during calendar 1998 as Quantech completes development of its system, conducts FDA work, and begins development of additional disposable tests for its system.

         There was no change in the minimum royalty expense recorded for the three months and six months ended December 31, 1997 compared to the same periods for the previous year. A royalty expense of $37,500 per quarter will begin to accrue starting in January 1998 for minimum payments scheduled for December 1998 and 1999 (see Notes to Financial Statements, Note 2 - License Agreement).

         Financing expenses increased to $60,445 and $99,821 for the three months and six months ended December 31, 1997 compared to $2,029 and $4,442 for the same periods in 1996 primarily due to increased debt from the sale of convertible promissory notes in 1997 to fund operations. Financing expenses are expected to increase as a result of the sale of additional convertible promissory notes and interest on such notes.

         For the three months and six months ended December 31, 1997 Quantech had a loss of $618,594 and $1,207,014, respectively, as compared to $1,132,414 and $1,839,211 for the same periods in 1996. The decreased losses were the result of lower operating expenses partially offset by lower interest income.

         During December 1997 the Company entered into a License Agreement with The Perkin-Elmer Corporation ("Perkin-Elmer"), a leading supplier of life science systems and analytical instruments. The Agreement provides technical assistance to Quantech for the completion of its medical diagnostic system in exchange for Perkin-Elmer receiving exclusive licenses to certain Quantech technology for use outside of Quantech's core medical markets. Quantech will be entitled to royalty payments on products sold by Perkin-Elmer which include Quantech's technology. The royalty rate on these sales will be reduced as Perkin-Elmer assists Quantech in achieving certain product development milestones or phases. In addition, the Company has granted Perkin-Elmer a warrant to purchase Quantech common stock under certain conditions.

         In January 1998, the Company announced that it had completed with Perkin-Elmer the first phase of instrument development, a breadboard-level instrument that detects bulk changes of chemical concentrations. From this milestone, Quantech was able to make further progress that allowed it to begin activities for the preparation necessary to file a pre-market notification 510(k) with the FDA for the cardiac marker Myoglobin. It is expected that the FDA 510(k) for Myoglobin will be submitted to the FDA early in the second calendar quarter. Quantech is continuing development of further tests and receiving assistance from Perkin-Elmer in completing additional phases under the License Agreement. Introduction of Quantech's system is anticipated in the later part of 1998, which introduction is expected to include three tests for the system.

         The Company is also in discussions with other potential strategic partners regarding research and development collaborations for medical and industrial applications of Quantech's technology, and distribution of its system once developed and in manufacturing. The timetable for submitting additional tests to the FDA and introduction of Quantech's system to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system, develop further tests and delays it may encounter with the FDA in its review of Quantech's tests and system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial system.

Liquidity and Capital Resources

         From inception to December 31, 1997, Quantech has raised approximately $17,100,000 through a combination of public stock sales, private stock sales and debt obligations, including a $300,000 bank loan guaranteed by Company directors. Additional funds are needed immediately to continue current operations. To provide these additional funds, the Company is seeking to sell up to a maximum of $1,173,000 which is the balance of its $2.5 million offering of notes (the "Notes") and warrants (the "Warrants"). The Notes will be due and payable on June 1, 1998, or earlier upon Quantech completing a transaction that provides it with a minimum of $5,000,000 (the "Additional Funding"). Interest will be the prime rate plus five percent and the Notes will be secured by all of the assets of the Company. For each dollar invested in the Note, the investor will receive a Warrant to purchase three shares of Quantech Common Stock at an exercise price equal to the lower of (a) $0.17625 per share; or (b) 80% of the price of the Additional Funding or, if the Additional Funding has not occurred prior to June 1, 1998, the lower of 80% of the market price of the Company's Common Stock for the 20 consecutive trading days prior to the issuance of the Warrant or June 1, 1998. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a price equal to, and calculated in the same manner as, the Warrant Exercise Price. Terms are subject to negotiation and may change. The Company believes it will complete the sale of most or all of the $1,173,000 of the Notes by March 15, 1998, and the Directors and Director affiliates of the Company have already purchased $200,000 of the Notes. There can be no assurance, however, that the Company will be able to raise this or any other funding and continue its operations. See "Cautionary Statements - Immediate and Future Capital Needs."

         The Company anticipates that the $1,173,000 will be sufficient to allow it to complete its FDA work for the cardiac marker Myoglobin and begin development of further tests. Funds of at least $7.5 million will be needed to develop and submit to the FDA additional tests, establish manufacturing capabilities, introduce the Quantech system and repay the Notes. Quantech is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders.

         Quantech incurred capital expenditures of $5,415 in the six month period ended December 31, 1997. The Company anticipates significant capital expenditures in the near future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         The Company currently has outstanding 51,040,759 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 51,416,561 shares and notes convertible into 10,933,333 shares.

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

No History of Operations; Development Stage Company; Going Concern Uncertainty

         To date, the Company does not have a product ready to be brought to market and its proposed operations are subject to all of the risks inherent in a new business enterprise, including completion of commercial development and FDA approval of its tests and instrument within reasonable time frames and financial constraints, lack of marketing experience and lack of production history. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and specifically those historically encountered by Quantech, the development of a new product and the competitive environment in which the Company will operate. The report of the independent auditors on the Company's financial statements for the period ended June 30, 1997, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered losses from operations, requires additional financing, and ultimately needs to successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

Immediate and Future Capital Needs

         The Company does not have sufficient funds to complete development of its commercial system or additional tests for such system, submit its system to the FDA or commence commercial production and sales. The Company's ability to continue as a going concern, complete its system, submit its system to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until revenues from the sale of instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing. There can be no assurance that any additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders and/or additional debt to the Company. If funding is not available immediately and in the future when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

Other Factors

         As described in the Company's Form 10-KSB for the year ended June 30, 1997 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, , effects of government regulation on Quantech's product and its sale, ability to manufacture its product, exposure to the risk of product liability and the limited market for the Company's shares.


ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        In December 1997 the Company issued to The Perkin-Elmer Corporation a warrant to purchase up to 28,000,000 shares of Common Stock. The exercise price for each share will be equal to 95% of the average of the last sale price of the Common Stock for each of the 25 consecutive trading days immediately preceding the date of the first notice of exercise of the Warrant provided to Quantech by Perkin-Elmer. Exemption from registration under the Securities Act of 1933 ("the Act") for the issuance of the Warrant is claimed under Section 4(2) of the Act. Perkin-Elmer represented its intention to acquire the Warrant for investment purposes only and a restrictive securities legend has been placed on the Warrant.

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting on December 2, 1997 in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

No. 1 Election of Mr. Richard W. Perkins as class 2 director: Votes for - 23,769,597 Votes Withheld - 5,033,730
        Election of Mr. Edward E. Strickland as class 2 director: Votes for - 23,788,597 Votes Withheld - 5,014,730
        The terms of the following directors continued after the meeting:
        Robert Case, James F. Lyons.

No. 2 Amendment to Articles of Incorporation to increase the number of authorized shares to 250,000,000 shares consisting of 200,000,000 Common Shares and 50,000,000 undesignated shares Votes: for - 16,735,984 Votes Against - 1,590,456 Abstain - 291,400 Broker Non-Votes - 10,185,487

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on 8-K

        a.  Exhibits -

            10.1   Amended royalty agreement with Ares-Serono dated
                   October 31, 1997
            10.2   License agreement with Perkin-Elmer (incorporated by
                   reference to Exhibit 1 of Schedule 13D filed by
                   The Perkin-Elmer Corporation on December 23, 1997,
                   File No. 0-19957)
            27     Financial Data Schedule (filed in electronic  format only)

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

                                  QUANTECH LTD

                                  /s/ Robert Case
                                  Robert Case
                                  Chief Executive Officer

                                  /s/ Gregory G. Freitag
                                  Gregory G. Freitag
                                  Chief Operating Officer and
Date: February 12, 1998           Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                December 31, 1997


Exhibit Number                   Description

    10.1        Amended royalty agreeement with Ares-Serono dated
                October 31, 1997
    10.2        License agreement with Perkin-Elmer (incorporated by reference to Exhibit 1 of Schedule 13D filed by The Perkin-Elmer
                Corporation on December 23, 1997, File No. 0-19957)
    27          Financial Data Scehdule (filed in electronic format only)