Form 10QSB
period 1998-03-31
QUANTECH LTD /MN/
filed 1998-05-13
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
March 31, 1998                                                 0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Minnesota                                             41-1709417
-------------------------------------- -----------------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      identification No.)

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

                      YES     X                     NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 51,302,319 shares of Common Stock, no par value, outstanding as of May 13, 1998.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

                                      Index

PART I.    FINANCIAL INFORMATION                                      Page No.

   Item 1:    Financial Statements:

     Balance Sheets as of March 31, 1998 and June 30, 1997               3

     Statement of Operations for the Three Months and Nine Months
     Ended March 31, 1998 and 1997 and from inception to
     March 31, 1998                                                      4

     Statement of Stockholders' Equity from inception                    6
        to March 31, 1998

     Statement  of Cash Flows for the Nine  Months  ended
     March 31, 1998 and 1997 and from inception to
     March 31, 1998                                                      7

     Notes to Financial Statements                                       8

   Item 2:    Management's Discussion and Analysis or Plan
              of Operation                                               9

   Item 3:    Quantitative and Qualitative Disclosure About
              Market Risk                                               12

PART II.    OTHER INFORMATION                                           13

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                             (Unaudited)
                                                                              March 31,            June 30,
                                                                                1998                 1997
                                                                          ------------------   ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $            15,665    $         718,893
  Deferred debt issue costs                                                          16,150               78,699
  Other current assets                                                               47,912               35,452
                                                                          ------------------   ------------------
Total Current Assets                                                                 79,727              833,044
                                                                          ------------------   ------------------
EQUIPMENT
  Equipment                                                                         361,111              329,780
  Leasehold Improvements                                                             15,000               15,000
                                                                          ------------------   ------------------
                                                                                    376,111              344,780
   Less accumulated depreciation                                                   (185,330)            (139,267)
                                                                          ------------------   ------------------
Total Equipment                                                                     190,781              205,513
                                                                          ------------------   ------------------
OTHER ASSETS
  License agreement, at cost, less amortization                                   2,817,465            2,096,558
  Patents, at cost, less amortization                                                 9,029                8,895
  Organization expenses, at cost, less amortization                                       -                  113
                                                                          ------------------   ------------------
Total Other Assets                                                                2,826,494            2,105,566
                                                                          ------------------   ------------------
TOTAL  ASSETS                                                           $         3,097,002 $          3,144,123
                                                                          ==================   ==================
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                       $          2,557,00 $          1,070,000
  Accounts Payable                                                                  179,498              100,794
  Accrued Expenses:
    Spectrum Diagnostics Inc. obligations                                            22,953               36,509
    Minimum Royalty Commitment                                                       37,500              112,500
    Accrued Interest                                                                174,031               10,685
    Accrued Severance                                                                     -               77,265
    Accrued Bonus/Vacation                                                           65,238               54,226
    Other                                                                                 -                4,019
                                                                          ------------------   ------------------
Total Current Liabilities                                                         3,036,220            1,465,998
                                                                          ------------------   ------------------
STOCKHOLDERS EQUITY (DEFICIT)
  Common stock, no par value; authorized 200,000,000
   shares; issued and outstanding 51,302,319 shares at
   March 31, 1998; and 48,040,759 at June 30, 1997                               16,308,438              480,408
  Additional paid-in capital                                                        229,082           15,606,017
  Deficit accumulated during the development stage                              (16,476,738)         (14,408,300)
                                                                          ------------------   -----------------
Total Stockholders Equity                                                            60,782            1,678,125
                                                                          ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $         3,097,002 $          3,144,123
                                                                          ==================   ==================

                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED




                                                                                                       Period From
                                                                                                      September 30,
                                                      Nine Months            Nine Months              1991 (Date of
                                                         Ended                  Ended                Inception), to
                                                       March 31,              March 31,                 March 31,
                                                         1998                   1997                      1998
                                                  --------------------   --------------------      --------------------
Interest Income                                    $           10,491    $            75,887       $           181,272
                                                  --------------------   --------------------      --------------------

Expenses:
  General and Administrative                                  836,653              1,147,680                 8,494,861
  Research and Development                                    994,624              1,648,359                 5,640,329
  Sales and Marketing                                               -                178,778                   282,380
  Minimum Royalty expense                                      75,000                 56,250                 1,037,500
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                   -                      -                   556,150
  Net Exchange (gain)                                               -                      -                   (67,172)
  Financing                                                   172,652                  5,913                   671,367
                                                  --------------------   --------------------      --------------------
Total Expenses                                              2,078,929              3,036,980                16,615,415
                                                  --------------------   --------------------      --------------------

Loss before income taxes                                   (2,068,438)            (2,961,093)              (16,434,143)

Income Taxes                                                        -                      -                    42,595
                                                  --------------------   --------------------      --------------------

Net Loss                                           $       (2,068,438)  $         (2,961,093)     $        (16,476,738)
                                                  ====================   ====================      ====================

Basic and diluted loss per share                   $            (0.04)  $              (0.06)
Weighted average common shares
  outstanding                                              50,206,240             47,167,584



                                  QUANTECH LTD.
                          (A Development Stage Company)
                        STATEMENT OF OPERATIONS-UNAUDITED



                                                     Three Months            Three Months
                                                         Ended                  Ended
                                                       March 31,              March 31,
                                                         1998                    1997
                                                  --------------------   ---------------------
Interest Income                                    $              584    $             14,655
                                                  --------------------   ---------------------

Expenses:
  General & Administrative                                    352,402                 423,016
  Research and development                                    399,275                 584,946
  Sales and Marketing                                               -                 108,354
  Minimum royalty expense                                      37,500                  18,750
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                   -                       -
  Net exchange (gain)                                               -                       -
  Financing                                                    72,831                   1,471
                                                  --------------------   ---------------------
Total Expenses                                                862,008               1,136,537
                                                  --------------------   ---------------------

Loss before income taxes                                     (861,424)             (1,121,882)

Income taxes                                                        -                       -
                                                  --------------------   ---------------------

Net loss                                           $         (861,424)   $         (1,121,882)
                                                  ====================   =====================

Basic and diluted loss per share                   $            (0.02)   $              (0.02)
Weighted average common shares
  outstanding                                              51,098,822              47,488,759



                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
      Period From September 30, 1991 (date of Inception), to March 31, 1998


                                                                         Deficit
                                                                       Accumulated
                                                                         During
                                         Common Stock      Additional      the                 Paid for      Due     Cumulative
                                                             Paid-In   Development Subscriptions Not        From     Translation
                                      Shares     Amount      Capital      Stage    Receivable   Issued    Officers   Adjustment
                                     -------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                ($3,475,608)
 Common stock transactions:
  Common stock issued, October 1991  3,200,000  $3,154,574
  Common stock issued, November 1991   600,000    $611,746  $1,788,254
  Common stock issuance costs                                ($889,849)
  Cumulative translation adjustment                                                                                    $387,754
  Common stock issued, September 1992  700,000    $699,033    $875,967               ($53,689)
  Common stock issuance costs                                ($312,755)
  Common stock to be issued                                                                     $120,000
  Cumulative translation adjustment                                                                                   ($209,099)
  Elimination of cumulative translation
  adjustment                                                                                                          ($178,655)
 Officers advances, net                                                                                    ($27,433)
                                     -------------------------------------------------------------------------------------------
Balance, December 31, 1992           4,500,000  $4,465,353  $1,461,617 ($3,475,608)  ($53,689)  $120,000   ($27,433)         $0
 Net loss                                                                ($996,089)
 Common stock transactions:
  Common stock issued, January 1993    160,000      $1,600    $118,400                         ($120,000)
  Common stock issued, April 1993       30,000        $300     $11,700
  Change in common stock par
   value resulting from merger                 ($4,420,353) $4,420,353
 Repayments                                                                                                  $5,137
                                     -------------------------------------------------------------------------------------------
Balance,June 30, 1993                4,690,000     $46,900  $6,012,070 ($4,471,697)  ($53,689)        $0   ($22,296)         $0
 Net loss                                                              ($1,543,888)
 240,000 shares of common
 stock to be issued                                                                              $30,000
 Repayments                                                                           $53,689                $22,296
                                     -------------------------------------------------------------------------------------------
Balance, June 30, 1994               4,690,000     $46,900  $6,012,070 ($6,015,585)        $0    $30,000          $0         $0
 Net loss                                                              ($2,070,292)
 Common stock issued, June 1995      2,150,000     $21,500    $276,068               ($20,000)  ($30,000)
 Warrants issued for services                                  $40,200
                                     -------------------------------------------------------------------------------------------
Balance June 30, 1995                6,840,000     $68,400  $6,328,338 ($8,085,877)  ($20,000)        $0          $0         $0
 Net loss                                                              ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
     July, 1995                      6,160,000     $61,600  $1,304,450
     August, 1995                      717,600      $7,176    $161,460
     September, 1995                13,807,296    $138,073  $2,370,389
     November, 1995                  1,897,840     $18,978    $425,482
     December, 1995                 11,217,157    $112,172  $1,292,473
     May, 1996                       6,275,000     $62,750  $3,300,422
     June, 1996                          5,058         $51      $3,650
 Payments received on
  subscription receivable              (19,192)       (192)   ($14,808)               $20,000
 Compensation expense recorded
  on stock options                                            $125,000
                                     -------------------------------------------------------------------------------------------
Balance, June 30, 1996               46,900,759   $469,008 $15,296,856 ($10,482,840)       $0         $0          $0         $0



 Net loss                                                               ($3,925,460)
 Stock offering costs                                         ($12,310)
 Common stock issued upon exercise of
 options and warrants
     September 1996                     10,000        $100      $2,400
     October 1996                      170,000      $1,700     $40,800
     November 1996                      15,000        $150      $3,600
     December 1996                     270,000      $2,700     $64,800               ($57,500)
     January 1997                       20,000        $200      $4,800
     February 1997                     150,000      $1,500     $17,250
     March 1997                        140,000      $1,400     $33,600
 Payments received on
  subscription receivable                                                             $57,500
 Compensation expense recorded
  on stock options                                             $48,000
 Common stock issued, June 1997        365,000      $3,650    $105,850
 Warrants issued with notes payable                               $371
                                     -------------------------------------------------------------------------------------------
Balance, June 30, 1997               48,040,759   $480,408 $15,606,017 ($14,408,300)       $0         $0          $0         $0
 Net Loss                                                               ($2,068,438)
 Conversion of common stock from par
  value to no par value                        $15,392,446($15,392,446)
 Common stock issued, September 1997 3,000,000    $390,000
 Common stock issued, March 1998       261,560     $45,584
 Warrants issued, March 1998                                   $15,215
 Warrants issued with notes payable                               $296
                                     -------------------------------------------------------------------------------------------
Balance, March 31, 1998             51,302,319 $16,308,438    $229,082 ($16,476,738)       $0         $0          $0         $0
                                     ===========================================================================================


                                 6 QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF CASH FLOWS-UNAUDITED


                                                                                               Period From
                                                                                                    September 30,
                                                               Nine Months        Nine Months       1991 (Date of
                                                                  Ended              Ended          Inception), to
                                                                March 31,          March 31,          March 31,
                                                                   1998               1997               1998
                                                             -----------------  -----------------  -----------------
Cash Flows From Operating Activities
 Net Loss                                                    $     (2,068,438)  $     (2,961,093)  $    (16,476,738)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                          -                  -           (178,655)
  Depreciation                                                         46,063             45,023            231,684
  Amortization                                                        292,323            172,357          1,648,940
  Noncash compensation, expense and interest                           47,466             24,000            584,716
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                -                  -            556,150
  Write down of investment                                                  -                  -             67,500
  Change in assets and  liabilities,  net of effects
  from  purchase of Spectrum
  Diagnostics Inc.:
  (Increase) decrease in other current assets                         (12,460)           (12,364)            28,526
  Increase (decrease)in accounts payable                               78,704            149,707            177,943
  Increase (decrease) in accrued expenses                               4,518             50,883            573,846
                                                             -----------------  -----------------  -----------------
     Net cash used in operating activities                         (1,611,824)        (2,531,487)       (12,786,088)
                                                             -----------------  -----------------  -----------------
Cash Flows From Investing Activities
 Purchase of property and equipment (net of non-cash)                 (17,998)           (91,949)          (439,536)
 Proceeds on disposition of property                                        -                  -             37,375
 Organization expenses                                                      -                  -            (97,547)
 Patent spending                                                         (134)                 -             (9,029)
 Officer advances, net                                                      -                  -           (109,462)
 Purchase of investment                                                     -                  -           (225,000)
 Purchase of license agreement                                              -                  -         (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                     -                  -           (320,297)
 Prepaid securities issuance costs                                    (10,403)                 -           (112,046)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                             -                  -         (1,204,500)
                                                             -----------------  -----------------  -----------------
   Net cash used in investing activities                              (28,535)           (91,949)        (4,430,042)
                                                             -----------------  -----------------  -----------------
Cash Flows From Financing Activities
 Net proceeds from the sale of common stock & warrants                    131            112,500         12,880,928
 Proceeds on debt obligations                                         937,000                  -          4,665,435
 Payments received on stock subscription receivables                        -             62,500              5,000
 Stock offering costs                                                       -            (12,310)                 -
 Payments on debt obligations                                               -            (24,455)          (522,810)
                                                             -----------------  -----------------  -----------------
  Net cash provided by financing activities                           937,131            138,235         17,028,553
                                                             -----------------  -----------------  -----------------
Effect of Exchange Rate Changes on Cash                                     -                  -            203,242
                                                             -----------------  -----------------  -----------------
   Net increase (decrease) in cash                                   (703,228)        (2,485,201)            15,665
Cash
 Beginning                                                            718,893          2,942,871                  -
                                                             -----------------  -----------------  -----------------
 Ending                                                      $         15,665   $        457,670   $         15,665
                                                             =================  =================  =================
Non-Cash Investing and Financing Activities
 Issuance of debt, common stock and warrants for
  sublicensing rights                                                 940,165                               940,165
 Issuance of common stock and warrants for goods
  and services                                                         60,799                                60,799
                                                             -----------------  -----------------  -----------------
 Total non-cash investing and financing activities           $      1,000,964   $              -   $      1,000,964
                                                             =================  =================  =================

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations for the three and nine month periods and its cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2. LICENSE AGREEMENT

The Company has a license agreement, as amended, with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. As of December 31, 1997, the Company had paid $1,000,000 of cumulative royalty payments. In order to maintain its exclusive rights under the license agreement, the Company must make a $150,000 payment by December 31, 1998 and 1999. The Company intends to accrue $150,000 by December 31, 1998, and continue accruing for future payments until royalty accruals based on revenues exceed the minimum payment amounts.

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

         Quantech's system will consist of an easy to use bench top instrument and test disposables. Each disposable will contain one test, or a panel of clinically related tests, which will define the particular tests to be conducted by the instrument. The Company has filed a pre-market notification, known as a 510(k), with the FDA on its first test for the detection and quantification of the cardiac marker Myoglobin. This cardiac marker is an aid to physicians in the diagnosis of an early stage heart attack. Further tests, including the cardiac markers CK-MB and troponin and the pregnancy marker hCG, are being developed to provide the Quantech system with a full range of testing capabilities along with multiple tests per disposable.

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

Results of Operations

         The Company has incurred a net loss of $16,476,738 from September 30, 1991 (date of inception) through March 31, 1998 due to expenses related to formation and operation of its predecessor, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, minimum royalty payments on the SPR technology, and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and nine months ended March 31, 1998 the Company had interest income of $584 and $10,491 respectively, compared to $14,655 and $75,887 for the same periods in 1997. These decreases were a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

         General and administration expenses decreased to $352,402 and $836,653 for the three months and nine months ended March 31, 1998 respectively, from $423,016 and $1,147,680 for the same periods in 1997. There were no sales and marketing expenses during the three months and nine months ended March 31, 1998 compared to $108,354 and $178,778 for the three months and nine months ended March 31, 1997. The decreases in general and administrative and sales and marketing spending resulted from the restructuring that the Company implemented in the second half of 1997. The restructuring was aimed at reducing expenses and focusing the Company's resources on completing development of its diagnostic system. Changes that were made included reducing the number of employees, consultants and outside services employed in the administrative and marketing functions. The Company anticipates that these expenses will increase significantly in the future as the Company completes development of its system and begins to manufacture and distribute its products.

         Research and development costs decreased to $399,275 and $994,624 in the three and nine months ended March 31, 1998 from $584,946 and $1,648,359 in the same periods of 1997. The decreases were due to the above mentioned restructuring, with cost reductions resulting primarily from reduced outside contract development work as the Company focused its resources on completing the system development with a reconfigured internal development team. Approximately 25% of the R&D spending during the quarter ended March 31, 1998 was related to the preparation of a 510(k) submission to the FDA for the cardiac marker
Myoglobin. Research and development spending is expected to increase significantly during the rest of calendar 1998 as Quantech completes development of its instrument and additional disposable tests, conducts additional FDA work, and begins to establish higher volume manufacturing capabilities.

         The minimum royalty expense recorded for the three months and nine months ended March 31, 1998 increased to $37,500 and $75,000 from $18,750 and $56,250 in the same periods of 1997. The increase was due to higher accruals for minimum payments scheduled for December 1998 and 1999 (see Notes to Financial Statements, Note 2 License Agreement).

         Financing expenses increased to $72,831 and $172,652 for the three months and nine months ended March 31, 1998 compared to $1,471 and $5,913 for the same periods in 1997 primarily due to increased debt from the sale of convertible promissory notes to fund operations. Financing expenses are expected to increase during the quarter ending June 30, 1998 as a result of the sale of additional convertible promissory notes, interest on such notes, and further funding. The extent of such financing expenses will depend upon the future capital structure of the Company and the timing of any repayment or conversion of the notes into shares of Common Stock.

         For the three months and nine months ended March 31, 1998 Quantech had a loss of $861,424 and $2,068,438, respectively, as compared to $1,121,882 and $2,961,093 for the same periods in 1997. The decreased losses were the result of lower operating expenses partially offset by lower interest income.

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

         The collaboration between Quantech and Perkin-Elmer has resulted in the achievement of several milestones including submission in April 1998 of a 510(k) to the FDA for a test for the cardiac marker Myoglobin. Quantech is continuing development of further tests and receiving assistance from Perkin-Elmer in completing additional phases under the License Agreement. Product launch of Quantech's system is anticipated in the first quarter of 1999, which introduction is expected to include at least three tests for the system.

         The Company is also in discussions with other potential strategic partners regarding research and development collaborations for medical and industrial applications of Quantech's technology, and distribution of its system, once developed, and in manufacturing. The timetable for submitting additional tests to the FDA and introduction of Quantech's system to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system and develop further tests, and delays it may encounter with the FDA in its review of Quantech's tests and system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial system.

Liquidity and Capital Resources

         From inception to March 31, 1998, Quantech has raised approximately $17,000,000 through a combination of public stock sales, private stock sales and debt obligations, including a $500,000 bank loan guaranteed by Company directors. In April 1998, the Company completed an offering of notes (the "Notes") and warrants (the "Warrants"). The Notes are due and payable on June 1, 1998, or earlier upon Quantech completing a transaction that provides it with a minimum of $5,000,000 (the "Additional Funding"). Interest is the prime rate plus five percent, and the Notes are secured by all of the assets of the Company. The Notes are convertible into shares of Common Stock at a price equal to the lower of (a) $0.17625 per share; or (b) 80% of the price of the Additional Funding or, if the Additional Funding has not occurred prior to June 1, 1998, the lower of 80% of the market price of the Company's Common Stock for the 20 consecutive trading days prior to the issuance of the Notes or June 1, 1998.

         Net proceeds of $590,000 were raised after March 31, 1998 through the Company's offering of Notes and Warrants. The Company anticipates that this will fund current operations through June 1998. Additional funds will be needed after that date to continue operations. Notes Payable, which include the Notes, in the amount of $2,695,150 plus interest are due on June 1, 1998. The Company is currently working to complete a capital restructuring which it expects to include negotiating an extension of its June 1, 1998 Notes to September 30, 1998, raising additional funds through the issuance of up to $500,000 in principal amount of additional September 30, 1998 Notes and a reverse stock split which would position the Company for future equity capital, elevate its trading above that of penny-stock classification and attract interest from investment analysts. The September 30, 1998 Notes will have a conversion price equal to the lower of $0.17625, 80% of the price of the Additional Funding or, if the Additional Funding has not occurred prior to September 30, 1998, 80% of the average market price of the Company's Common Stock for the 20 consecutive trading days prior to September 30, 1998. Warrants for the purchase of Company Common Stock will be granted for the extension of the June 1, 1998 Notes and the purchase of new Notes with exercise prices similar to the conversion price of the new notes.

         Funds of at least $7.5 million will be needed to repay the new Notes, develop and submit to the FDA additional tests, complete clinical evaluation of the Quantech system, establish manufacturing capabilities, and introduce the system to market. Funding needs would be reduced by the amount of any Notes converted into shares of Common Stock. The Company expects that a substantial portion of the new Notes would be converted if additional funding is obtained. Quantech is currently reviewing multiple avenues of future funding including a private sale of equity or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that the funds to be raised through the new Notes or additional capital will not have a dilutive effect on current shareholders. If the Company is unable to extend the due date of the Notes Payable or pay the Notes Payable when due, the Company will be in default and may have to liquidate its assets. See "Cautionary Statements Immediate and Future Capital Needs." Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders.

         Quantech incurred capital expenditures of $31,331 in the nine month period ended March 31, 1998. The Company anticipates significant capital expenditures in the near future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         The Company currently has outstanding 51,302,319 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 58,067,107 shares at exercise prices from $0.12 to $0.72 per share, and notes convertible into 15,291,631 shares.

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

Immediate and Future Capital Needs

         The Company does not have sufficient funds to complete development of its commercial system or additional tests for such system, submit its system to the FDA or commence commercial production and sales. The Company's ability to continue as a going concern, complete its system, submit its system to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until revenues from the sale of instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing. There can be no assurance that any additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders and/or additional debt to the Company. If funding is not available immediately and in the future when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment. The Company is negotiating the extension of $2,695,150, including interest, of Notes Payable which are June 1, 1998. If the Company does not pay these Notes Payable when due, it may be forced to liquidate its assets to pay such Notes Payable.

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


ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        In March 1998 the Company sold 261,560 shares of its Common Stock and warrants to purchase 21,560 shares of Common Stock to persons in exchange for services. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The purchasers of such Common Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        Also in March 1998 the Company issued warrants to purchase 1,200,000 and 300,000 shares of its Common Stock to James F. Lyons and Edward E. Strickland respectively, directors of the Company, as compensation for the guarantee of a bank loan to the Company. The sales were made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The warrants were acquired for these parties' own accounts and not with a view to any distribution thereof to the public.

        In January, February, March and April 1998 the Company sold Convertible Secured Promissory Notes in the principal amount of $868,150 to accredited investors and issued warrants in connection with the sales of such notes to the investors for the purchase of 2,604,450 shares of Common Stock. The sales were made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The Company paid commissions and accountable expenses in the aggregate amount of $58,652 to a registered investment bank for acting as selling agent and issued the investment bank a warrant to purchase up to 175,956 shares of Common Stock as additional compensation. Such warrant was sold pursuant to Section 4(2) of the 1933 Act. The purchasers of these notes and warrants acquired the securities for their own accounts and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on 8-K
        a.   Exhibits -
             10.1   Employment Agreement with Gregory Freitag
             10.2   Employment Agreement with Robert Case
             27. Financial Data Schedule (filed in electronic  format only)
        b.   Reports on 8-K - None

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

                                             QUANTECH LTD

                                             /s/ Robert Case
                                             Robert Case
                                             Chief Executive Officer

                                             /s/ Gregory G. Freitag
                                             Gregory G. Freitag
                                             Chief Operating Officer and
Date: May 13, 1998                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                 March 31, 1998


   Exhibit Number    Description

       10.1        Employment agreement with Gregory Freitag
       10.2        Employment agreement with Robert Case
       27          Financial Data Schedule (filed in electronic format only)