Form 10KSB
period 1998-06-30
QUANTECH LTD /MN/
filed 1998-09-28
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

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

          Issuer's Telephone Number Including Area Code: (651) 647-6370

           Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: Common Stock, no par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes           No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended June 30, 1998 were $0.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of September 23, 1998, was approximately $ 2,643,000 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common  Stock,  no par  value,  outstanding  on  September  23,  1998:
2,587,395 shares as adjusted for a 1-for-20 reverse stock split with record date of June 2, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                      INDEX

PART I                                                                    Page
                                                                          ----
         Item 1.   Description of Business..............................      3
         Item 2.   Description of Property..............................     28
         Item 3.   Legal Proceedings....................................     28
         Item 4.   Submission of Matters to a Vote of Security Holders..     28

PART II
         Item 5.   Market for Common Equity and Related Stockholder Matters  29
         Item 6.   Management's Discussion and Analysis or Plan of Operation 31
         Item 7.   Financial Statements.................................     31
         Item 8.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.............................     31

PART III
         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance  with Section 16(a) of the Exchange Act...     32
         Item 10.  Executive Compensation...............................     33
         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management...........................................     33
         Item 12.  Certain Relationships and Related Transactions.......     33
         Item 13.  Exhibits and Reports on Form 8-K.....................     33

Signatures..............................................................     34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Summary

General

          Quantech Ltd. ("Quantech" or the "Company") is completing development of its multi-test critical care DBx diagnostic system. The DBx uses Quantech's proprietary and robust digital biosensor Surface Plasmon Resonance ("SPR") technology. The use of SPR by Quantech enables it to integrate multiple diagnostic methodologies, such as immunoassays, DNA probes and chemical binding, into a single, simple system. This flexibility should allow the DBx to provide an extensive menu of rapid, quantitative STAT tests in hospital critical care units.

         Excluding home diagnostics, the overall world wide in-vitro diagnostic market is more than $15 billion. Central and STAT laboratories currently account for the majority of this market with testing divided between non-urgent and urgent (STAT) tests. The Company is focused on the STAT testing portion of this market. STAT tests are required by critical care physicians in areas such as surgical suites, ICUs/CCUs and emergency departments because of the time sensitive nature of their treatment. However, results of STAT tests from the central laboratory can take a minimum of 45 minutes and up to three hours for physicians to receive. This delay affects patient treatment and increases costs. Although STAT laboratories have been established to reduce this time delay, test costs are often 2-4 times that of the central lab and reduced test time turnaround is not always achieved.

          The Emergency Department ("ED") represents the most pressing and unmet customer need for critical care STAT testing. The ED is a significant market requiring a complete menu of clinically related, quantitative, rapid turnaround tests on a single instrument. Although there are some STAT testing products available for the ED, only systems in the central and STAT labs provide the required test menu and quality of results. However, time delays and interruption of batch testing in the central lab, and the cost of tests run in STAT labs, have caused both to fall well short of meeting the burden of providing fast and economic STAT test results to the ED and other critical care areas of the hospital.

         Quantech is designing its DBx system for the ED. To meet the needs of the ED, the DBX is expected to have the STAT test menu and test performance of central and STAT labs, but with tests results in 10 to 20 minutes. The DBx system configuration will consist of a bench top instrument and a series of disposables each offering a single test or a panel of clinically related STAT tests. The system analyzes both whole blood and urine without preparation or addition of reagents by lab technicians or removal of sample from the collection device. This ease of use and ability to locate the DBx in the ED will provide hospital physicians with faster STAT test results, at a comparable price, to those run in hospital central laboratories.

         Some of the most important STAT tests in the ED are those for cardiac markers and pregnancy. Cardiac tests help to identify whether a patient experiencing chest pain has suffered a myocardial infarction (heart attack) and represent what Quantech believes is more than a $350 million market. Pregnancy tests are important in the ED to determine if a procedure that could harm a fetus can be performed, or to identify an ectopic pregnancy. The DBx is expected to be launched with a panel of three cardiac tests (myoglobin, CK-MB and troponin I) and a single whole blood quantitative test for pregnancy. Additional STAT tests are expected to be added to the DBx system to provide a complete ED STAT testing menu such as white blood count panel, coagulation panel, electrolytes, amylase, liver enzymes panel, therapeutic drugs, drugs of abuse panel and infectious diseases.

         The expected extensive test menu of the DBx system is a result of Quantech's SPR technology. The robust nature of this SPR technology is confirmed by its ability to be used in many areas other than medical diagnostics. In this regard, Quantech and The Perkin-Elmer Corporation ("PE"), a leading supplier of life science systems and analytical instruments with sales in excess of $1 billion, are parties to a License Agreement. The agreement provides PE with exclusive licenses to certain Quantech technology for use outside of Quantech's core area of medical diagnostics.

         Quantech has licensed back from PE technology that provides a large density, high throughput diagnostic testing capacity for its SPR technology. Through the optical and chemistry deposition advancements made by PE, they are able to read up to 100 test areas on a single 1 cm by 1 cm SPR disposable and plan to expand capacity to beyond 5,000 tests within the same area. Such two dimensional (2D) array capability, as now used in genomic screening research, provides Quantech the ability to expand its digital SPR technology upstream from the critical care area to the central lab and provide further vertical expansion to ICU/CCU, ambulatory, doctor office and home testing. Future generations of Quantech's proposed DBx system may also benefit from the PE technology by reducing the number of unique disposables needed to perform the same number of tests which reduces inventory requirements and manufacturing costs.

         Quantech has received FDA 510(k) approval for its first cardiac marker test myoglobin. It has also begun FDA 510(k) data collection on its cardiac marker test for CK-MB. Quantech expects submission to the FDA of this test in fall of 1998. Launch of the DBx system is expected in mid 1999. Quantech believes the capabilities of its DBx system as a diverse diagnostic testing platform will meet the needs of the critical care STAT testing market enabling Quantech to be competitive in the global medical diagnostics market and a valuable strategic partner.

Strategy

         Quantech's objective is to establish its DBx system as the standard for ED STAT testing, steadily increase the number of tests available for its system through the introduction of additional tests or test panels and expand its SPR technology platform beyond the ED. To reach these objectives, Quantech intends to do the following:

     * Complete system and additional test development and submit to the FDA Quantech's system and tests for the cardiac markers CK-MB and troponin I and pregnancy marker hCG.
     * Pursue strategic relationships in distribution, manufacturing and testing applications of Quantech's SPR technology outside of Quantech's core ED market.
     * Market initial system with single disposable for cardiac panel consisting of myoglobin, CK-MB and troponin I and a test disposable for pregnancy.
     * Develop additional clinically relevant STAT tests (white blood count panel, coagulation panel, electrolytes, amylase, liver enzymes panel, therapeutic drugs, drugs of abuse panel, infectious diseases, etc.).
     *   Market  system   domestically   and   internationally   via  strategic
         distribution partners.
     *   Develop second generation system for expansion into additional markets.

The Market

         General. Excluding home diagnostics, the overall world wide in-vitro diagnostic market ("IVD") is more than $15 billion. Central and STAT/rapid response laboratories currently account for the majority of this market with testing divided between non-urgent and urgent (STAT) tests. The Company is focused on the STAT testing portion of this market. STAT tests are required by critical care physicians in areas such as surgical suites, ICUs/CCUs and emergency departments because of the time sensitive nature of their treatment. However, results of STAT tests from the central laboratory can take a minimum of 45 minutes and up to three hours for the physician to receive the results. This delay affects patient treatment and increases costs. Although STAT laboratories have been established to reduce this time delay, test costs are often 2-4 times that of the central lab and reduced test time turnaround is not always achieved.

         Point of care ("POC ") testing represents a growing segment of the IVD market and a response to rising costs of health care that have produced changes in hospital reimbursement. Pressure has increased to reduce the length of patient stay and provide a greater portion of services in ambulatory and outpatient settings. Because the cost of providing care in Critical Care Units far exceeds those of general medical or surgical units, a primary goal of critical care medicine is to determine the appropriate care path for a patient so they may be treated, sent home or moved to a different area of the hospital. Quick determination of this care path is made possible by rapid, accurate and clinically relevant quantitative tests. For this reason STAT labs were established to reduce test turnaround time, but their high test cost and still often lengthy turnaround time have limited the effectiveness of STAT labs to reduce patient treatment costs. POC instruments have tried to fill this gap, but lack of central and STAT lab features have kept them from penetrating the critical care testing market.

         The strategic direction chosen by Quantech is to exploit the inherent technological advantages of its SPR technology which allow it to address the shortfalls of the central and STAT labs and POC instruments. As such, Quantech will focus on the STAT testing needs of hospital Critical Care Units which are defined as those areas where immediate diagnostic information is needed to effect either the treatment or processing of a patient. These critical care areas require a large menu of STAT tests and represent a significant market.

         Critical  Care/Emergency   Department.   Critical  Care  Units  include
Intensive  Care  Units,   Surgical  Suites  and  Emergency  Departments  (`ED").
Quantech's DBx system will first be marketed to EDs. EDs must respond to critical patient conditions and conduct tests on an as needed basis in order to support the health care team when a patient's condition is life threatening. Most tests conducted in the ED are required STAT (urgent) and are processed 24 hours a day. Tests processed in a STAT manner significantly increase cost as they require the hospital central or STAT laboratory to remain open whether or not any tests are being conducted. The hospital must staff laboratories around the clock, use sophisticated technology, respond to urgent and critical patient needs, and yet do not have the large test volumes that allow them to spread the operating and capital costs across a broader base. The solution to this difficulty and expense is to bring a system designed for STAT testing to the patient site in a manner that will provide test results promptly and accurately.

         Because of space limitations in the ED and a desire not to train personnel on a number of different instruments, a single instrument for the ED's STAT test needs is required. Such ED STAT test menu includes:

         *   Cardiac   marker  panel  (CK-MB,   troponin  I,   myoglobin)
         *   hCG (Pregnancy)
         *   White Blood Count panel
         *   Coagulation  Therapeutic Drug Monitoring (Digoxin, Theophylline)
         *   Drugs of Abuse (e.g., Cocaine, Marijuana)
         *   Electrolytes
         *   Amylase
         *   Liver Enzymes
         *   Bun/Creatinine

         Quantech will introduce its DBx system with a cardiac panel to test for heart attacks and a test for pregnancy. The combination of these two tests provides a significant market and is expected to allow initial market penetration. Quantech will then expand its menu beyond these first tests by adding the additional STAT tests required by the ED. Since the needs of other areas of critical care are similar to those tests required by the ED, the Company anticipates that growth into these other areas will be evolutionary.

         Cardiac Markers (heart attack). Cardiac markers are needed to triage and treat individuals that arrive at the ED with chest pain. Hospitals are aware of a need for more rapid cardiac diagnosis and in response have started to establish chest pain centers in emergency departments for triaging patients. Lacking, however, are rapid cardiac test results. Quantech has chosen a test panel for heart attacks as one of its initial tests because of the high need, reimbursement and volume these tests represent.

         During a myocardial infarction ("AMI"), certain proteins are released from the damaged heart muscle into the blood stream as a result of damage to the muscle. These proteins are in varying concentrations and consist of CK-MB, troponin, myosin light chain and myoglobin. Myoglobin is the earliest of the markers to be detected and the first to leave the body. CK-MB and troponin I are later markers but stay in the body longer and are more specific to cardiac damage. Combinations of these markers are thus used to cover the required time frames.

         Cardiac markers are important to help to identify patients who have suffered an AMI. Such tests, however, are most useful if they can be performed in under twenty minutes in the ED or mobile care unit so that medical personnel may take immediate action. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need. Quantech's system will provide emergency personnel with the ability to receive quantitative results in 10 to 20 minutes.

         An estimated 6 million patients are evaluated for chest pain annually in the United States with approximately 3 million admitted to an Intensive Care Unit for further evaluation. Of those admitted, only 30% subsequently "rule-in" for acute AMI. Assuming an average cost of $3,000 per admission, this represents a total expenditure of $6 billion annually on patients who do not have AMI. This also does not take into account that 2-8% of patients with acute chest pain that are released from the ED without treatment subsequently fulfill criteria for AMI resulting in deaths and complications that represent greater than 20% of the malpractice dollars awarded in the field of emergency medicine.

         Not only are costs of admission and malpractice claims an important issue, making a rapid definitive diagnosis of chest pain has become more important. In the past when a patient was in the early stages of a heart attack/AMI, there was little treatment available. In the last 10 years, substantial progress has been made in thrombolytic therapy. If the therapy is started within four to six hours of the onset of a heart attack, it can dissolve the blood clot, clear arteries and save heart muscle tissue. Because these therapies are expensive and present undesirable side effects (allergic reactions, bleeding) if the patient has not suffered an AMI, rapid accurate testing for an AMI is very important.

         The high cost of therapy, the urgency of the associated conditions and the difficulty of a definitive diagnosis creates an urgent demand for cardiac marker tests in the critical care setting. Quantech's disposable test for cardiac markers is being completed. This disposable, and Quantech's related reading instrument, are expected to provide the rapid and cost effective tests required by the ED.

         Pregnancy. Along with a test panel for cardiac markers, the Company intends to also provide a test for the pregnancy marker hCG. Every woman of child bearing age who enters the ED and requires a procedure that could injure a fetus (x-ray or drugs) should have a pregnancy test. Because of the delays in obtaining tests from the central lab, women may be treated without the physician receiving the results of the pregnancy test or spend considerable time waiting to be treated.

         A rapid pregnancy test is also important for diagnosis of ectopic pregnancies. Ectopic pregnancy is a leading cause of abdominal pain for women presenting to the ED. Determination of an ectopic pregnancy is made through the quantitative testing of hCG. The ability of the Quantech system to perform pregnancy and other tests, along with its cardiac marker panel, will show its advantage as a quantitative multi-test platform.

Product Description

         The Instrument. The Company's instrument combines accuracy with simplicity of use and will process up to four tests at a time on a single disposable. Additional reading ports will be designed to be attached to the initial instrument to provide greater throughput required by higher volume testing facilities. The ability of Quantech's biosensor system to convert biological data into digital signals will also permit designs that capitalize on future advances in microcomputer technology.

         The Quantech instrument is designed to fill the needs of hospital Critical Care Units, in particular the ED. Most importantly, the instrument is designed to be compatible with new test disposables when Quantech introduces them to the market. As a result, when Quantech adds tests through the introduction of new disposables, its original instrument will accommodate these various tests without system obsolescence or significant training of ED personnel.

         The instrument will be of a size capable of sitting on a bench top or cart and moved from room to room if necessary. It contains a white light source, a microprocessor, a number of optical components, a computer touch screen and barcode readers. The light is split into a number of channels, providing for quality controls and multiple tests per disposable. When the test disposable is inserted into the instrument, an internal bar-code reader identifies the type of test to be run. A touch screen and/or an external barcode reader will enable the user to enter both a user number and the patient or specimen ID number. The instrument's computer screen will display results of a given test. The data or results produced by the instrument will also be stored on an internal hard drive, downloaded to the hospital information system, and may be provided on a hard copy through use of a printer.

         The small size and configuration of the instrument enables it to be located in the ED or associated STAT or rapid response lab. It is anticipated that Critical Care Units such as the ED will have several of these instruments at various locations. Quantech intends to offer several industry standard reagent rental programs whereby the DBx will be provided to the hospital and it may retain the instrument without cost as long as a specified number of test disposables are purchased. For customers who wish to purchase the instrument, the retail price is anticipated to be $20,000.

         The Disposable. Quantech's disposable consists of an injection molded plastic carrier containing a metal coated sensor surface. The metallic surface is overlaid with reagents that react specifically with the analyte to be identified and measured. An important feature of the Quantech disposable will be the ability to attach a standard vacutainer tube, complete with its top intact, to the disposable so that it is easy to use and the user has minimal exposure to the patient sample. The disposables will be configured identically for all of the tests manufactured by the Company. The only difference between the disposables will be the reagents coated on each grating to define the particular test. One or more separate tests may be performed on a single disposable providing Quantech the capability to develop clinically related panels of tests by simply adding the appropriate reagents. Future disposables for certain tests may also be configured to handle samples of urine and other body fluids.

         A further advantage of Quantech's disposable will be that an operator will not be required to add reagents. This simplicity translates into easier use and immediacy of results. Disposables will be configured to provide single tests or multiple clinically-related tests. Because the same disposable configuration may be used for all tests, manufacturing and quality control costs should be minimized. Disposables are expected to have retail prices ranging from $6.50 to $35.00 per disposable depending on the tests provided. Additional development of the disposable is currently being conducted and future development will be undertaken to expand the number of tests that may be performed in general and on each disposable.

         Comparison of Product Technologies. A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes and chemical reactions. Each of these testing methods requires the performance of a series of operations by a skilled technologist. These operations consist of sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation of raw data. Each method also requires a specific technology to perform the particular test. Central and STAT laboratory automated systems have mechanized, rather than eliminated many of these steps and attempt to combine different technologies into a single system. Quantech's digital SPR technology, in contrast, is able to be used for these and other basic testing methods within a single instrument, but without complicated processing by the operator.

         Central labs provide quality results on a menu of tests, but STAT test results take from 45 minutes to 3 hours to be returned to the ED and STAT tests disrupt the batch testing of central labs. Although STAT and rapid response labs have the quality advantages of the central lab with quicker turnaround time, personnel and equipment requirements of STAT labs result in high test costs. Point of care instruments have reduced turnaround time, and in some instances have lower test costs than STAT labs, but fail to meet laboratory quality and critical care needs due to limited test menu, lack of interface to laboratory information system, manipulation of patient sample, nonconcordance with central lab results and lack of quantitative results. Quantech's DBx system is expected to eliminate all of these disadvantages by providing the following features and capabilities:

         *   STAT test menu  (cardiac  panel,  pregnancy,  white  blood  count
             panel,  coagulation  panel,  electrolytes,   amylase,  therapeutic
             drugs, drugs of abuse panel, etc.)
         *   Rapid turn-around time (10-20 minutes)
         *   Quantitative  results using whole blood (no sample  processing by user)
         *   Multi-test,  single use disposable (up to four  clinically related  tests  per  disposable)
         *   User-friendly
         * Cost effective (comparable to central lab STAT test costs, 2x-4x less than STAT lab test costs)
         *   No addition of reagents by the operator
         *   Transportable,  bench top instrument
         *   Concordance with central lab test results
         *   Whole  blood/closed tube  (vacutainer)  patient sample capability
         *   Full-time  laboratory   information  system  interface
         *   Automatic user/patient/test/QC input

Marketing

         Introduction. The ED testing market is highly concentrated. Approximately two thousand (2,000) of the Critical Care institutions represent over 75% of the potential market. In the United States, the majority of hospitals belong to a small number of buying groups such as Columbia/HCA and the Voluntary Hospital Association of America Inc. (VHA). This enables a focused sales effort to cover a significant amount of the market.

         Quantech will form a strategic marketing group of approximately three persons. Initially this marketing group will begin creating awareness of Quantech and its DBx system. It is intended that Quantech will engage a strategic distribution partner with a presence in diagnostic testing to market its products in the United States and internationally. If this distribution partner is engaged, the marketing group will support this distribution partner and maintain contact with customers to help Quantech to monitor the market for future products. If an appropriate distribution partner cannot be engaged, then the marketing group will focus on sales of the system to the highest volume emergency departments. Because of the small number of emergency departments in the United States, and the large amount of revenue that can be provided by each one, the Company believes that a small focused sales effort will enable it to effectively penetrate the ED market.

         International. The international market is greater in potential revenue and size than that of the United States. The regulatory environment is less stringent in most countries other than the United States. The Company will manage and support international distributors, if a strategic distribution partner is not engaged. Quantech expects to begin international sales approximately six months after its United States market launch.

         Clients. The purchasing decision for diagnostic testing equipment is in the hands of the laboratory manager, although the end user of the Quantech DBx system will be ED personnel. Under CLIA regulation the laboratory is responsible for training, instrument calibration and quality assurance of testing systems. As such, the laboratory wishes a STAT testing instrument to have the following features:

         * Comparable performance to central lab instrument with concordant results
         *   One (maximum of two) instruments for ED STAT menu
         * Full-time, bi-directional laboratory information system ("LIS") interface with information automatically downloaded to LIS
         *   Automated user/patient/test/QC information input
         *   User ID and lockout capability by laboratory
         *   Minimum user training
         * Physically robust - large enough so it does not get stolen or dropped
         *   Costs comparable to central lab STAT tests and less than STAT lab

         ED personnel as the ultimate users must also accept any system that will be used for their STAT testing needs. Although they cannot buy a testing system without the laboratory agreeing, they are capable of keeping a system from being purchased. A system that is acceptable to the ED must provide the following features:

         * Comparable performance to central lab instrument with concordant results
         *   Rapid turnaround time (less than 20 minutes)
         *   One (maximum  of two) instruments for ED STAT menu
         *   Whole blood,  closed collection tube sampling and transfer
         *   Automatic LIS download
         *   User friendly - minimum  training and time at instrument
         * High reliability and large enough to find and not be stolen or misplaced

         To achieve market penetration of its DBx system, Quantech's marketing strategy will be focused on achieving the acceptance of both laboratory and ED personnel. Testing systems to date have been unable to meet the needs of both groups because of technology limitations. Quantech believes its digital SPR technology is capable of providing a STAT system that will meet the requirements of both groups.

         Internal Support. A support staff will be maintained to provide 24 hour product service both in the interpretation of results and the use of the system, as well as emergency shipping. There will be no field service. Faulty instruments will be replaced in the event of failure.

The Technology

         Biosensors. The Quantech system is a biosensor using the Company's proprietary Surface Plasmon Resonance (SPR) technology as its core. A biosensor is defined as an analytical device incorporating a biological sensing element coupled to a suitable transducer that converts biochemical activity into a measurable form of energy. Almost all analytical systems combine sensing (i.e., detection) and transducing components. The distinct feature of biosensors is that the two functions are coupled in a single physical entity. A biosensor's input is a specific biological event (e.g., binding of an antigen to an antibody). Its output is a measurable signal that corresponds to the input. A biosensor's biological component provides specificity, the ability to selectively recognize one type of chemical or event. Its transducer confers sensitivity, the ability to transform the very low energy of the biological event into a measurable signal.

         Surface Plasmon Resonance (SPR) Technology. Surface Plasmon Resonance is an optical-electrical phenomenon involving the interaction of light with the electrons of a metal. The optical-electronic basis of SPR is the transfer of the energy carried by photons of light to a group of electrons (a plasmon) at the surface of a metal. Quantech's SPR sensor is a disposable composed of a plastic base with a fine grating molded into its surface through the use of compact disk/DVD manufacturing technology. The grating is coated with a very thin layer of gold. Gold is used since it does not oxidize like other metals which can affect chemistry binding. The gold is subsequently coated with binding molecules or other substances. The binding molecules may be antibodies, DNA probes, enzymes or other reagents chosen because they react exclusively with a specific analyte. The analyte is the substance being measured and defines the test to be done such as a cardiac marker.

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

         Quantech's SPR biosensor combines the strengths of biology and physics into a single entity bringing digital diagnostic technology to STAT testing. Applications of SPR that have been reported in the scientific literature or explored by the Company include immunoassays for cardiac markers, pregnancy, hormones, drugs, viruses and bacteria, quantitation of anesthetic gases, DNA binding assays, glucose, blood coagulation and other tests. The Company's SPR biosensor technology thus represents a simple, unified platform that is capable of performing a wide range of diagnostic tests. SPR is also a valuable research tool that the Company expects will allow it to quickly and efficiently develop further tests for its system.

Competition

         The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of clinical samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single samples, most of the samples handled by central laboratories are processed in batches. The competitors for this market have addressed these laboratories' needs for high sample throughput, low reagent cost and low labor cost by developing automated systems. STAT/rapid response labs have developed to address the needs of STAT testing and generally use the same instrumentation found in the central lab. These central lab systems are generally complex and expensive, incorporating designs appropriate to the central labs they serve which employ skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance.

         Both the health care providers and their suppliers are heavily committed to the current central/STAT laboratory model. The laboratories are constrained by their organization structure, their substantial capital investment in instrumentation and the task of processing a large number of routine (i.e., non-STAT) samples. The suppliers' corporate infrastructures, marketing and sales organizations, research and development activities and production capabilities are committed to this market. As a result, hospitals may maintain their established means of having testing performed.

         There is a significant number of companies serving this central clinical laboratory market. Most of them compete in only one or two segments of the overall market. Abbott Laboratories, Roche Diagnostics, and Johnson & Johnson are notable exceptions. These companies have achieved their broad market penetration by developing several technologies, each targeted for the specific needs of a market segment and focusing their marketing, distribution and sales activities on the central lab. The Quantech DBx system in general must compete with central and /or STAT laboratory systems to gain market share and, as a result, Quantech will meet with competition from these companies in both sales of its system and the individual tests to be provided on the DBx.

         There is significant activity in certain areas of the Critical Care STAT testing segment. Point of care systems are addressing limited testing areas such as coagulation, blood gas and basic chemistry (including electrolytes). Two such systems, i-STAT Corp. and Diametrics Medical, which market biosensor instruments capable of determining blood gas and electrolyte levels have become recognized point of care testing instruments. The Company does not believe current products of i-STAT or Diametrics are capable, however, of providing the test menu and features required by the ED.

         With respect to testing for cardiac markers to diagnose AMI, most testing is done in the Central and STAT labs with turnaround time from 45 to 90 minutes. The Company is aware of only a limited number of companies that provide rapid testing for AMI. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for certain cardiac markers and Roche Diagnostics through its acquisition of Boehringer Mannheim markets a manual test for troponin T. As configured, neither Spectral's nor Boehringer's AMI tests can provide quantitative results. Biosite Diagnostics has introduced an instrument and tests for the cardiac markers myoglobin, CK-MB and troponin I. It is unclear what the extent of their sales activity is as they have announced problems in the supply of their test disposable. However, the Company believes that such system is not able to provide the breadth of test menu and other STAT testing requirements expected to be available on the Quantech system and this menu limitation by its competitors provides Quantech a competitive advantage.

         The Company believes that there is a need for rapid, accurate and quantitative measurement of cardiac markers, pregnancy and other STAT tests. Quantech plans to enter the market by serving this unmet need first with tests for heart attacks and pregnancy and to extend its penetration by delivering a full range of high value, clinically relevant ED STAT tests on a single platform. In doing so, the Company will compete directly with providers of currently available testing methods. All of the industry leaders, and many of the other companies participating in the diagnostic testing market, have substantially greater resources than those available to the Company, including, but not limited to, financial resources and skilled personnel. However, the Company believes its SPR technology will enable it to provide products to the Critical Care STAT testing market, a market segment believed by the Company to lack testing systems that adequately address its needs. There can be no assurance that current or future companies will not invent systems that will have broad testing capabilities and features like those expected in Quantech's DBx system. If Quantech is able to launch its system, no assurance exists that competitive pressures will not negatively affect its pricing.

Significant Agreements

         Ares-Serono License. Quantech has acquired from Ares-Serono at a total cost of $3.4 million a worldwide exclusive license (the "License"), to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to the SPR technology. The Ares-Serono affiliated companies (the "Ares-Serono Group"), based in Switzerland, comprise a multinational organization engaged in the development and marketing of ethical pharmaceuticals, primarily in the field of human fertility, human growth, immunology and virology. The SPR diagnostic technology was developed by a research and development partnership (the "R&D Partnership"), the General Partner of which was a company belonging to the Ares-Serono Group.

         The License calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. If the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. Quantech has paid $1,000,000 in minimum royalties to date and must pay additional payments of $150,000 each December 31 of 1998 and 1999. If such payments are not made, Ares-Serono has the right to cause a reversion to it of a royalty-free license, thereby depriving the Company of its exclusive rights under the License. The obligations of Quantech to pay royalties terminate when the total royalty payments reach a gross amount of $18 million. After such date, Quantech's rights in the licensed SPR technology continue in perpetuity with no further obligations to Ares-Serono.

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

         The Perkin-Elmer Corporation Agreements. Quantech and The Perkin-Elmer Corporation ("Perkin-Elmer"), a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. Such agreement provides Perkin-Elmer with exclusive licenses to certain Quantech technology for use outside of medical diagnostics and co-exclusive rights to nucleic acid medical diagnostics. Perkin-Elmer, pursuant to the agreement, provides technical assistance related to Quantech's medical diagnostic system and future royalty payments if Perkin-Elmer sells products using Quantech's technology.

         The technical assistance provided by Perkin-Elmer covers many areas including math, software, system hardware, optics, chemistry, optical molding, microfluidics, mechanical engineering, environmental and regulatory performance and value engineering. Four phases of assistance have been established with a reduction in Perkin-Elmer's royalty each time a phase is completed. Phase I and II have been completed setting the royalty at 8% of gross sales of Perkin-Elmer products which include Quantech technology. If all phases are met, the royalty will be set at 6% of gross sales. Minimum royalties of $500,000 per year begin in December of 2000, provided, however, that if Perkin-Elmer does not proceed to commercialize the licensed SPR technology prior to such date all rights revert back to Quantech.

         Quantech granted Perkin-Elmer a warrant to purchase 1.4 million shares of Quantech Common Stock. The warrant expires in December 2002 and is immediately exercisable. The exercise price of the warrant is 95% of the average market price of Quantech's Common Stock for the 25 days prior to the date Perkin-Elmer provides notice to Quantech of its intent to exercise the warrant.

         Quantech, pursuant to an exclusive license agreement with PE, has licensed PE technology that provides a large density, high throughput diagnostic testing capacity for Quantech's SPR technology in medical diagnostics other than nucleic acid testing. Through the optical and chemistry deposition advancements made by PE, they are able to read up to 100 test areas on a single 1 cm by 1 cm SPR disposable and plan to expand capacity to beyond 5,000 tests within the same area. Such two dimensional (2D) array capability, as now used in genomic screening research, puts Quantech on the leading edge of micro lab/lab on chip pursuits that are expected to redefine diagnostic testing in the next decade. Quantech believes this PE technology capability should allow Quantech to expand its digital SPR technology upstream from the critical care area to the central lab and provide further vertical expansion to ICU/CCU, ambulatory, doctor office and home testing. Future generations of Quantech's current DBx system are also expected benefit from the PE technology by reducing the number of unique disposables needed to perform the same number of tests which reduces inventory requirements and manufacturing costs.

         The royalty to be owed by Quantech will be 8% of gross sales of Quantech products which include the PE technology. Minimum royalties of $500,000 per year begin in December of 2000, provided, however, that if Quantech does not proceed to commercialize the licensed SPR technology prior to such date, all rights revert back to PE. The PE technology will not be initially incorporated into the DBx system.

Patents and Proprietary Rights

         The Ares-Serono license covers a total of eight patents. The two principal patents covering the SPR technology gratings, one patent covering cellulose nitrate films and one covering calibration notches have been granted in the United States, Canada, Australia and Europe and all but one of the granted patents have been issued in Japan. These patents are awaiting examination in Great Britain. Three of the remaining four patents are either issued or pending in the United States, Canada, Australia, Europe, Japan and Great Britain. The remaining patent which is not critical to the Quantech system has been granted in Great Britain. All developments by the Company pursuant to the License, either proprietary or patentable in nature, will be the property of the Company. The Company has made a number of advances that it intends to patent. No assurance can be given, however, that other companies will not develop technologies substantially equivalent to those owned, or to be developed, by the Company or that granted or pending and to be filed patents, if granted, will protect the Company's technology.

Government Regulations

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

         For new products that are not considered to be "substantially equivalent" to an existing device, two levels of FDA approval will probably be required before marketing in the United States can begin. First, the FDA and participating medical institutions must approve the Company's application for an IDE, permitting clinical evaluations of the product utilizing human samples under controlled experimental conditions. Second, the FDA must grant to the Company a Premarket Approval ("PMA"). The FDA should grant a PMA if it finds that the product complies with all regulations and manufacturing standards. In addition, the FDA may require further clinical evaluation of the product, or it may grant a PMA but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. Completion of this process could take up to 12 months and involve significant costs. The Company believes it is unlikely that it will be required to obtain a PMA with respect to any of its currently proposed products, except where mandated by the FDA such as HIV, cancer and hepatitis detection tests. Any claims of panel diagnostics are subject to a PMA procedure. The Company anticipates that it will make claims in reference to its cardiac markers. These claims will be made after the products are marketed with only single claim implications. Accordingly, the products should not be delayed in their initial introduction. If a PMA is required for the Company's initial system and CK-MB test, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on the Company, although preliminary indications from the FDA are consistent with a 510(k) filing.

         For products subject to either 510(k) or PMA regulations, the FDA requires that the Company conduct any required studies following Good Clinical Practice and Good Laboratory Practice guidelines. Also, the manufacture of products subject to 510(k) or PMA regulations both must be in accordance with current Good Manufacturing Practice. For sale in foreign countries, compliance with ISO 9000 standards will be required. Sales of medical devices outside the U.S. are subject to foreign regulatory requirements. For countries in the EU, in January 1995, CE mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. The Company's products will be manufactured according to ISO 9001 and EN 46001 quality standards and the Company expects to be able to apply the CE mark to its products. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, the Company must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of
Section 801(e) of the United States Food, Drug and Cosmetic Act.

         Specific requirements demanded of a laboratory depend upon the complexity of the test performed. CLIA regulations establish three categories of laboratory tests, for which regulatory requirements become increasingly stringent as the complexity of the test rises: (1) tests that require little or no operator skill which allows for a waiver of the regulations; (2) tests of moderate complexity; and (3) highly complex tests which require significant operator skill or training. All laboratories performing tests of moderate or high complexity must obtain either a registration certificate or a certificate of accreditation from HCFA or an organization to whom HCFA has delegated such authority. HCFA has allowed electronic controls for some NP instruments to serve the function of daily quality control performance to allow non-laboratory personnel to run such NP systems. The tests to be performed by the Company's system are initially expected to fall within the moderate complexity class as defined by current CLIA regulations, as all analogous NP instruments that are presently on the market are classified in this manner. In practical terms, performing a test of moderate complexity means that the individual supervising the test, i.e. the physician, pathologist or laboratory director, must be well educated and well trained, whereas the individual who operates the machine requires no formal laboratory education and only task-specific training. The Company may, but has not yet, applied for the waiver.

         The Company has received FDA approval for its myoglobin test for use in the clinical environment. It will also submit additional tests for hCG and CK-MB for FDA approval, also for clinical use. The Company will submit its system to the FDA for approval for use for point-of-care and after such approval obtained required approvals for test use at the point-of-care.

Research and Development

         To be filed by amendment.

Manufacturing

         Quantech's system is comprised of an instrument and disposable. The instrument consists of electronics and optics and does not require complicated assembly procedures. Production of the instrument will be performed by a contract manufacturer to Quantech under quality standards set by the Company. The contract supplier has not yet been selected. Quantech will take delivery of the instrument, perform final quality inspection and inventory the instrument for final shipment.

         Quantech's disposable consists of two parts, the sensor grating piece with the metal coating and the carrier for such piece. Both the coated sensor grating and carrier will be produced by contract suppliers according to Quantech specifications. These pieces will be shipped to either Quantech or another contract manufacturer to complete final manufacturing of the disposable. This final manufacturing will consist of applying the assay (chemistry) on the gold coated sensor grating, placing the final grating piece into the carrier, performing the final assembly, labeling the unit and packaging the disposable for final shipment.

Employees and Property

         The Company employs 14 people on a full and part-time basis and engages consultants and independent contractors to provide services related to the development of the DBx system and marketing. The Company expects to hire other personnel as necessary for chemistry development, quality control, sales and marketing, manufacturing and administration, including a CEO with diagnostic industry experience.

         The Company leases offices (comprised of approximately 6,800 sq. ft.) at 1419 Energy Park Drive, St. Paul, Minnesota at a base monthly rent and operating expenses of approximately $5,600 pursuant to a lease arrangement which expires February 2000 and will thereafter proceed on a month-to-month basis.

Legal Proceedings

         The Company is not a party to any litigation that would have a material adverse effect on its financial condition or results of operations.


CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10 KSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product approvals, development programs and marketing efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed herein. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual operations and cause such operations to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

Immediate and Future Capital Needs

         The Company does not have sufficient funds to complete commercial development or commence production and sales of its system. The Company's ability to continue as a going concern, complete its system, submit its commercial system and tests to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. In addition, the Company has $3.5 million of promissory notes that come due September 30, 1998. If such notes are not paid within 30 days of such date, or arrangements made with the holders of the notes, the note holders will obtain control of all of the Company's assets. Quantech is attempting to raise sufficient funds to pay the notes and maintain operations. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

No History of Operations; Development Stage Company; Going Concern Uncertainty

         To date, the Company does not have a product ready to be brought to market. Accordingly, the Company has no operating history and its proposed operations are subject to all of the risks inherent in a new business enterprise, including commercial development of its products, lack of marketing experience and lack of production history.

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

No Assurance of Successful and Timely Development of Company's System

         The Company's DBx system, consisting of its reading instrumentation and associated disposables, is under various stages of development. Such development is being conducted by the Company using both internal and external resources. Further development and testing will be required to prove additional testing capability beyond Quantech's current tests, commercial viability of Quantech's system, and to obtain all required FDA clearances. Until the development process for the commercial system is completed and cleared through the FDA, there can be no assurance that such system will be finished according to the Company's current development timetable and budget, or that development will result in a system that will perform in the manner anticipated by the Company. Additionally, the final cost of the Company's instrument and disposables cannot be finalized until system completion. The Company's success, if any, will depend on its ability to timely complete its system within estimated cost parameters and efficiently develop tests to expand the system's menu of tests.

Uncertainty of Market Acceptance

         The commercial success of the Company's DBx system will depend upon its acceptance by the medical community and third-party payers as reliable, accurate and economical. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company's tests, the receipt of regulatory clearances in the United States and elsewhere and the availability of third-party reimbursement. Diagnostic tests similar to those developed by the Company are generally performed by a central or STAT laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects that there will be resistance by some central laboratories to a new instrument like that of Quantech's. The Company will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the Company's products must be comparable to test results achieved by the hospital lab. Failure of the Company's products to achieve market acceptance or third-party payer approval would have a material adverse effect on the Company.

Lack of Marketing Experience

         The Company has had no experience in marketing its system. Quantech intends to market its system in both the United States and in foreign markets through a strategic partner(s) with an established distribution system, but no assurance can be given that such an arrangement can be made. If such a strategic relationship is not entered into prior to product launch, the Company will market its system through a combination of its own sales force and distributors. Establishing a sales and marketing capability sufficient to support the level of sales necessary for the Company to attain profitability will require substantial efforts and significant management and financial resources. There can be no assurance that the Company will be able to recruit and retain direct sales and marketing personnel in order to build a sales and marketing organization, engage distributors to supplement the United States direct sales activity and sell products in foreign markets or have its marketing efforts be successful.

         If the Company is required to rely heavily upon distributors, as will be the case outside of the United States, sales by such distributors could account for a significant portion of the Company's revenues. There can be no assurance that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, Company distributors may not give their full efforts to sell the Company's products. Company distributors, if any, may not be contractually committed to make future purchases of the Company's products and could therefore discontinue carrying the Company's products in favor of a competitor's at any time and for any reason. If the Company is unable to establish appropriate arrangements with distributors when required, or if distributors are engaged and they become unwilling or unable to promote, market and sell the Company's system, the Company's business and financial condition would be adversely affected.

Limited Manufacturing and Production Experience

         Quantech's system consists of a reading instrument and a series of disposable testing cartridges. To be successful, the Company must manufacture these items in compliance with regulatory requirements and Good Manufacturing Process ("GMP"), in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The instrument and many components of the test disposables will be manufactured for the Company by outside vendors. The Company has not entered into agreements with vendors to manufacture the instrument or certain parts of the disposables. There can be no assurance that the Company can engage such vendors. Further, if engaged, the limited control the Company has over any third party manufacturers as to timeliness of production, delivery and other factors could affect the Company's ability to supply products on a timely basis.

         The Company ultimately intends to chemically coat and assemble its test disposables. The Company has never operated a manufacturing/assembly business and it will have to establish a manufacturing facility, or contract with a third party for manufacturing, which is registered with the FDA. Production of the Company's disposables requires the placement of antibodies or other binding reagents on metalized sensor surfaces. The chemical and physical conditions for coating are substantially equivalent to those used to produce other solid state binding assays. Although the Company believes that its production methods will be effective for manufacturing its disposables, there can be no assurance that the methods will be applicable to all the tests it expects to develop or that the Company will be able to manufacture accurate and reliable products in large commercial quantities on a timely basis and at an acceptable cost. Inability to manufacture a full range of diagnostic tests would limit the Company's access to its intended market.

Government Regulation

         The Company's instrument and test disposables are human diagnostic medical devices subject to regulation by the United States Federal Government and federal agencies of foreign countries. The United States Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FDC Act") will regulate the Company's system as a medical device. As such, Quantech's system will require pre-market regulatory clearance before its commercialization in the United States. The Company believes that pre-market clearance can be obtained for its instrument and substantially all of its test disposables through submission of a 510(k) pre-market notification ("510(k) Notification") demonstrating the product's substantial equivalence to another device legally marketed pursuant to 510(k) Notification clearance. In this regard, the Company has received FDA approval for its cardiac marker myoglobin test. The Company will have to perform in-house clinical trials designed to produce the data necessary to demonstrate the substantial equivalence of its instrument and tests. Although 510(k) submissions are supposed to be completed by the FDA within 90 days of submission, there can be no assurance the FDA will approve the Company's initial system pursuant to a 510(k) Notification, or do so in a timely manner, and therefore there can be no assurance that the Company will be able to introduce its initial system in the United States within its anticipated time frame. If the Company cannot establish to the satisfaction of the FDA that its products are substantially equivalent, the Company will have to seek pre-market approval ("PMA") of its system pursuant to Section 515 of the FDC Act, requiring submission of a PMA application supported by extensive data to prove safety and efficacy. If a PMA is required, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on the Company. By regulation, FDA review of PMA applications is required within 180 days of its acceptance for filing; however, reviews more often occur over a significantly protracted period, usually 12 to 18 months, and a number of products have never been approved.

         The degree of regulation and areas of concern differ in each country or region. The Company will be required to comply with regulations regarding product approval and performance and, in addition, regulations concerning electronic devices. For example, the European Community has drafted a Directive for In vitro Diagnostic Products which the Company intends to comply with when the Directive becomes effective and the Company's products will be required to have "CE Marks" for sale in major European markets. Additionally, manufacturing facilities are subject to inspection by the FDA and, for International Standards Organization ("ISO") certified facilities, by notified bodies, on a periodic basis. The Company and its contract manufacturers must demonstrate compliance with applicable quality system requirements. No regulatory clearances have yet been obtained in any country and there is no assurance that any will be obtained. Further, regulations and standards are subject to frequent changes. If regulatory clearances are not obtained, compliance with changes in regulations or standards are not met or the Company's manufacturing facilities and those of its contract manufacturers are in violation of applicable regulations, the sale of the Company's system could be materially adversely affected.

Competition

         The diagnostic testing market is highly competitive. The Company expects that manufacturers of central and STAT laboratory testing equipment will compete to maintain their revenue and market share and that new testing products will be developed. All of the industry leaders and many of the other companies participating in this market have substantially greater resources than the resources available to the Company, including, but not limited to, financial resources and skilled personnel. There can be no assurance that, if the Company's system is completed, it can successfully compete in its market.

Compliance with CLIA

         Quantech's products will be subject to the Clinical Laboratory Improvement Act of 1988 ("CLIA") which has been implemented by the Health Care Financing Administration ("HCFA"). This law is intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The Company's marketing plan is based on non-laboratory personnel operating its system. HCFA has allowed electronic controls for some instruments to serve the function of daily quality control performance to allow non-laboratory personnel to run such testing systems. The Company has not yet applied for this exception. If the Company is unable to obtain this exception, it would eliminate the user-friendly operation advantage of the Company's system which could have an adverse affect on sales. Further, there can be no assurance that CLIA regulations or future administrative interpretations of CLIA or various state regulations requiring licensed technicians to operate diagnostic systems will not have a material adverse effect on the Company.

Adverse Changes in Government Health Care Policy and Reimbursement

         Purchases of the Company's system and test disposables will be affected by cost reimbursement requirements and regulations, including regulations promulgated by HCFA, and uncertainties often faced by proposed changes in government health care policy. Sales volumes and prices of the Company's test disposables will in part be dependent on the level of availability of reimbursement to health care providers for tests from third-party payers, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. There can be no assurance that current reimbursement amounts for tests will not be decreased in the future, and that any such decreases will not reduce the demand for, or the price of, the Company's tests. Any health care reform measures adopted by the federal government could adversely affect the amount of test reimbursement available in the United States, and consequently could adversely affect the prices received by the Company for its tests.

Technological Obsolescence/Single Technology Basis

         The Company's reading instrument and test disposables, all of which are based upon a single set of core technologies, are currently the Company's only products and are expected to account for substantially all of the Company's revenues, if any, for the foreseeable future. The Company operates in a market characterized by rapid and significant technological change. While the Company is not aware of any developments in the medical industry which would render the Company's current or planned products less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so. To remain competitive, the Company must continually make substantial expenditures for development of both equipment and testing disposables. Because the Company's system represents Quantech's sole product focus, lack of market acceptance or obsolescence of its system would have a significant adverse effect.

Obtaining Antibodies and Chemistries

         Many of the chemistries that will be necessary for the Company's diagnostic system must be obtained through commercial suppliers or agreements for the licensing of such chemistries. Although the Company believes it can obtain the necessary chemistries, there can be no assurance that the Company will be able to make satisfactory arrangements to provide its customers with as wide a variety of products as they might desire. The lack of a sufficient number of chemistries would greatly limit the Company's ability to expand the test menu for its system and market it.

Patent Protection

         No assurance can be given that other companies will not develop technologies substantially equivalent to those owned or to be acquired or developed by the Company or that the Company will be able to protect its proprietary technology. The Company is not aware of any issued patents that would prohibit the use of any technology the Company currently has under development. However, patents may exist or be issued in the future to other companies covering elements of the Company's systems. The existence or issuance of such patents may require the Company to make significant changes in the design of its systems or operational plans. Although the Company believes that its proposed products will not infringe patent rights of others, there can be no assurance that such infringement does not, or will not, exist with respect to the completed product. The Company has not conducted an independent patent search or evaluation with respect to the SPR technology. Ares-Serono, the licensor to the Company of its basic SPR technology, has made no warranties as to the enforceability of any of its patents or the commercial potential of the technology. Although Ares-Serono may defend the patents they have licensed to the Company, Quantech will be responsible for the defense of any patents Ares-Serono elects not to defend or those issued to Quantech. Cost of defending patents can be substantial.

Dependence on the Ares-Serono License

         The Company is dependent upon the worldwide license (the "License") it acquired from Ares-Serono to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to the SPR technology. The License calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. If the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. The Company must make a $150,000 minimum royalty payment on each of December 31, 1998 and 1999. If such payments are not made, Ares-Serono has the right to cause a reversion to Ares-Serono of a royalty-free license, thereby depriving the Company of its exclusive rights under the License.

         Ares-Serono specifically reserved, and did not license to Quantech, any rights to or otherwise integrated with certain fluorescence capillary fill device technology (the "FCFD Technology"). The Company believes that such limitation does not materially impact the value of the License given Quantech's current plan of commercialization. In addition, the License is subject to the contingent right of PA Technology, a U.K. corporation, to request a grant of a non-exclusive royalty-free license to exploit certain rights in the SPR technology for applications outside the field of the commercial interests of the Company.

Dependence on Personnel

         The Company has a small number of employees and although it believes it maintains a core group sufficient for it to effectively conduct its operations, the loss any of its personnel could, to varying degrees, have an adverse effect on Company operations and system development. The loss of either Robert Case, CEO or Greg Freitag, COO and CFO would have a material adverse effect on the Company.


Possibility of Exposure to Product Liability Claims

         The Company could be exposed to risk of product liability claims or other lawsuits in the event of incorrect diagnosis caused by a failure of its system. Although the Company will evaluate obtaining liability insurance when its products are brought to market, there can be no assurance that the Company will be able to obtain or maintain such insurance or that the Company will not be subject to claims in excess of its insurance coverage.

Absence of Dividends

         The Company has not declared or paid any cash dividends on its Common Stock since its inception and the Board of Directors intends to retain all earnings for use by the Company for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon a number of factors, including among others, earnings of the Company, the operating and financial condition of the Company, the Company's capital requirements, and general business conditions.

Shares Eligible for Future Sale

         All but 30,033 shares of the Company's outstanding Common Stock are eligible to be sold in the public market along with approximately 932,000 shares that may be obtained upon exercise of outstanding options or conversion of notes (assuming conversion of notes at $3.53). The Company intends to file registrations in the near future making all outstanding shares and shares that may be obtained upon exercise of options and warrants or conversion of notes eligible for sale. The sale of a substantial number of the shares available for sale or shares underlying options, warrants and convertible notes could adversely affect the market price and liquidity of the Company's securities.

Limited Market for Securities

         There is a limited trading market for the Company's Common Stock, which is quoted on the OTC Bulletin Board. Although trading in the Company's Common Stock does occur on a consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's Common Stock will be available in the future.

Volatility of Stock Price

         The Company believes that factors such as announcements of developments by the Company or its competitors, general conditions in the health care or medical diagnostic markets and conditions in the financial markets could cause the price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market prices for many emerging growth companies and which have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

Year 2000 Compliance

         Although the Company's internal systems and products are year 2000 computer compliant, its customers may not be in compliance. The result of noncompliance by customers, if any, could result in delays in installing the Company's systems, extra expense in installation or a failure in the system's ability to communicate with hospital computers for down-loading information.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases office space (comprised of approximately 6,800 sq. ft.) at 1419 Energy Park Drive, St. Paul, Minnesota at a base monthly rent and operating expenses of approximately $5,600 pursuant to a lease arrangement which expires February, 2000 and will thereafter proceed on a month-to-month basis. The Company will require at least 15,000 sq. ft. of space prior to commercial manufacturing of its system. The Company will review its space needs prior to product commercialization.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the local over-the-counter and the National Association of Securities Dealers Bulletin Board markets under the symbol QQQQ. At September 23, 1998, the Company had approximately 504 shareholders of record and the bid, asked and closing sale prices of its Common Stock were $0.97, $1.13 and $1.13, respectively. The following table summarizes the quarterly high and low sale prices for the Company's Common Stock for the prior two fiscal years as adjusted for a 1-for-20 reverse stock split effected on June 2, 1998:



                                                                     High                    Low
                                                              ------------------     ------------------
            Fiscal 1997
                     First Quarter                                   $21.20                 $11.80
                     Second Quarter                                  $15.00                 $ 9.40
                     Third Quarter                                   $12.40                 $ 8.20
                     Fourth Quarter                                  $ 8.00                 $ 4.20
            Fiscal 1998
                     First Quarter                                   $ 5.60                 $ 2.20
                     Second Quarter                                  $ 5.60                 $ 2.80
                     Third Quarter                                   $ 4.00                 $ 2.70
                     Fourth Quarter                                  $ 7.00                 $ 2.60



         The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plan to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

         During May 1998 holders of the Company's Convertible Secured Promissory Notes agreed to convert $219,300 of accrued interest into Notes and extend the maturity date of the Notes to September 30, 1998 from June 1, 1998. The Note holders received warrants to purchase 178,618 shares of Common Stock. The extension of the Notes and issuance of the warrants were made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The holders of these notes and warrants acquired these securities for their own account and not with a view to any distribution thereof to the public.

         During May through August 1998, the Company completed an offering of Convertible Secured Promissory Notes in the principal amount of $497,500 to accredited investors and issued warrants in connection with the sale of such notes to the investors for the purchase of 74,625 shares of Common Stock. The sales were made in reliance upon exemptions from registration provided under
Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The Company paid commissions and accountable expenses in the aggregate amount of $20,900 to a registered investment bank for acting as selling agent and issued the investment bank a warrant to purchase up to 3,134 shares of Common Stock as additional compensation. Such warrant was sold pursuant to Section 4(2) of the 1933 Act. The purchasers of these notes and warrants acquired these securities for their own account and not with a view to any distribution thereof to the public.

         In July 1998 the Company began offering for sale a minimum of $3.75 million and a maximum of $7.5 million shares of its Series A Convertible Preferred Stock to accredited investors. The shares are priced at the lesser of 70% of the average closing market price of Quantech Common Stock for the ten consecutive trading days prior to the closing of the Minimum Offering or $4.50. Each share will be convertible into one share of Common Stock. The sales will be made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The purchasers will acquire these securities for their own account and not with a view to any distribution thereof to the public.

         In July 1998 the Company sold 9,196 shares of its Common Stock at $3.00 per share to an accredited investor. The shares were sold pursuant to Section 4(2) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account and not with a view to any distribution thereof to the public.

         Also in July 1998, 2,000 shares of Common Stock were issued pursuant to conversion of a promissory note. The shares were sold pursuant to Section 4(2) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account and had available Rule 144 pursuant to the 1933 Act for distribution thereof to the public.

         In August 1998 the Company sold 5,714 shares of its Common Stock at $3.50 per share to an accredited investor. The shares were sold pursuant to
Section 4(2) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account and not with a view to any distribution thereof to the public.

         Also in August 1998, 2,045 shares of Common Stock were issued pursuant to exercise of a warrant. The shares were sold pursuant to Section 4(2) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account and not with a view to any distribution thereof to the public.

         In September 1998, 3,400 shares of Common Stock were issued pursuant to conversion of a promissory note. The shares were sold pursuant to Section 4(2) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account and had available Rule 144 pursuant to the 1933 Act for distribution thereof to the public.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         To be filed by amendment.


ITEM 7.  FINANCIAL STATEMENTS

         To be filed by amendment.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

         The names, ages and positions of the Company's executive officers are as follows:

Name                  Age     Position

Robert Case            54     Chief Executive Officer and Director

Gregory G. Freitag     36     Chief Financial Officer, Chief Operating Officer
                              and Director


         Robert Case has been Chief Executive Officer since June 1997 and a director since October 1996. Mr. Case founded Case + Associates, Inc. in 1978 and has been its President since such time. Case + Associates is a leading consultant in the research, design, development and engineering of medical products. Its consulting activities include work for major multinational, as well as development stage, medical companies in the design of products from diagnostic instrumentation and implantable devices to surgical instruments. He has served as a Chairman of the Industrial Designers Society of America, and was a member of its national Board of Directors. Mr. Case has also been a longtime member of the Biomedical Marketing Association. In addition, Mr. Case conducts both US and European seminars in product definition and development for Frost & Sullivan, the Society of Plastics Engineers, the Society for the Advancement of Medical Packaging Institute and Northwestern University. His educational background includes product design, engineering and marketing at Syracuse University, the Illinois Institute of Technology and DePaul University.

         Gregory G. Freitag has been Chief Operating Officer of the Company since June 1997, and Chief Financial Officer and Secretary of the Company since December 1995. From 1987 until joining the Company, Mr. Freitag was a lawyer with the Minneapolis, Minnesota law firm of Fredrikson & Byron, P.A. As a shareholder with Fredrikson & Byron, he practiced in the corporate, securities and merger and acquisition areas of law. Mr. Freitag has his J.D. and CPA, has served on securities advisory committees to the Minnesota Commissioner of Commerce, was included in the Minnesota Business Guide to Law & Leading Attorneys, and received from City Business its "40 Under 40" award recognizing Mr. Freitag as one of the Twin Cities' next generation of business and community leaders.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section entitled "Election of Directors" which appears in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    QUANTECH LTD.
                                                    ("Registrant")

Dated: September 23, 1998                           By:   /s/ Robert Case
                                                          ----------------
                                                          Robert Case,
                                                          CEO

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


 Signature                             Title                        Date


/s/ Robert Case           Chief Executive Officer, and        September 23, 1998
Robert Case               Director

/s/ Gregory G. Freitag    Chief Financial Officer, COO,       September 23, 1998
Gregory G. Freitag        Secretary and Treasurer (Chief
                          Financial and Accounting
                          Officer)

/s/ James F. Lyons        Chairman                            September 23, 1998
James F. Lyons

/s/ Richard W. Perkins    Director                            September 23, 1998
Richard W. Perkins

/s/ Edward E. Strickland  Director                            September 23, 1998
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 1998
                         Commission File Number: 0-19957


 Exhibit                              Description
 Number
 3.1 Articles of Incorporation of Quantech Ltd., as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
 3.2 Bylaws of Quantech Ltd. (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
 4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
 4.2     Form of Private Placement Warrant (incorporated by reference to Exhibit
         4.2 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-6809).
 10.1 Lease for office space at 1419 Energy Park Drive, St. Paul, MN 55108 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).
 10.2 Option Agreement with Ares-Serono, as amended (including license) assigned to Quantech Ltd. pursuant to the Merger (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
 10.3 Letter of Amendment to Ares-Serono License (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).
 10.4* Employment Agreement with Gregory G. Freitag (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1998).

 10.5*            Employment   Agreement  with  Robert  Case   (incorporated  by
                  reference  to Exhibit 10.2 of the  Registrant's  Form 10-Q for
                  the Quarter Ended March 31, 1998).
 10.6*            Technology and  Development  License  Agreement dated December
                  16, 1997  (incorporated  by reference to Exhibit 1 of Schedule
                  13D filed by The  Perkin-Elmer  Corporation  on  December  23,
                  1997, File No. 0-19957).
 10.7             Perkin Elmer/Quantech License Agreement dated June 29, 1998
 21               Quantech has no subsidiaries.
 23**             Accountants Consent
 24               Power of Attorney (included on signature page)
 27**             Financial Data Schedule
*  Management contract or compensatory plan or arrangement.
**  To be filed by amendment.