Form 10KSB/A
period 1998-06-30
QUANTECH LTD /MN/
filed 1998-10-13
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-1

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

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                      INDEX
PART I                                                                      Page
Item 1. Description of Business..............................................  3
Item 2. Description of Property.............................................. 27
Item 3. Legal Proceedings.................................................... 27
Item 4. Submission of Matters to a Vote of Security Holders.................. 27

PART II
Item 5. Market for Common Equity and Related Stockholder Matters............. 28
Item 6. Management's Discussion and Analysis or Plan of Operation............ 30
Item 7. Financial Statements................................................. 33
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................... 33

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act............................ 58
Item 10. Executive Compensation.............................................. 59
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 59
Item 12. Certain Relationships and Related Transactions...................... 59
Item 13. Exhibits and Reports on Form 8-K.................................... 59

Signatures................................................................... 60

Item 1 of Part I, Items 6 and 7 of Part II, Item 13(a) of Part III and Exhibits 23 and 27 of the Registrant's Form 10-KSB for the fiscal year ended June 30, 1998 are hereby amended; the remaining portions of such Form 10-KSB which are not being amended are also included herein for ease of reference.

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

Strategy

         Quantech's objective is to establish its DBx system as the standard for ED STAT testing, steadily increase the number of tests available for its system through the introduction of additional tests or test panels and expand its SPR technology platform beyond the ED. To reach these objectives, Quantech intends to do the following:

     o Complete system and additional test development and submit to the FDA Quantech's system and tests for the cardiac markers CK-MB and troponin I and pregnancy marker hCG.

     o Pursue strategic relationships in distribution, manufacturing and testing applications of Quantech's SPR technology outside of Quantech's core ED market.

     o Market initial system with single disposable for cardiac panel consisting of myoglobin, CK-MB and troponin I and a test disposable for pregnancy.

     o Develop additional clinically relevant STAT tests (white blood count panel, coagulation panel, electrolytes, amylase, liver enzymes panel, therapeutic drugs, drugs of abuse panel, infectious diseases, etc.).

     o Market system domestically and internationally via strategic distribution partners.

     o Develop second generation system for expansion into additional markets.

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

         Critical Care/Emergency Department. Critical Care Units include Intensive Care Units, Surgical Suites and Emergency Departments ("ED"). Quantech's DBx system will first be marketed to EDs. EDs must respond to critical patient conditions and conduct tests on an as needed basis in order to support the health care team when a patient's condition is life threatening. Most tests conducted in the ED are required STAT (urgent) and are processed 24 hours a day. Tests processed in a STAT manner significantly increase cost as they require the hospital central or STAT laboratory to remain open whether or not any tests are being conducted. The hospital must staff laboratories around the clock, use sophisticated technology, respond to urgent and critical patient needs, and yet do not have the large test volumes that allow them to spread the operating and capital costs across a broader base. The solution to this difficulty and expense is to bring a system designed for STAT testing to the patient site in a manner that will provide test results promptly and accurately.

         Because of space limitations in the ED and a desire not to train personnel on a number of different instruments, a single instrument for the ED's STAT test needs is required. Such ED STAT test menu includes:

     o    Cardiac marker panel (CK-MB, troponin I, myoglobin)

     o    hCG (Pregnancy)

     o    White Blood Count panel

     o    Coagulation

     o    Therapeutic Drug Monitoring (Digoxin, Theophylline)

     o    Drugs of Abuse (e.g., Cocaine, Marijuana)

     o    Electrolytes

     o    Amylase

     o    Liver Enzymes

     o    Bun/Creatinine

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

         Central labs provide quality results on a menu of tests, but STAT test results take from 45 minutes to 3 hours to be returned to the ED and STAT tests disrupt the batch testing of central labs. Although STAT and rapid response labs have the quality advantages of the central lab with quicker turnaround time, personnel and equipment requirements of STAT labs result in high test costs. Point of care instruments have reduced turnaround time, and in some instances have lower test costs than STAT labs, but fail to meet laboratory quality and critical care needs due to limited test menu, lack of interface to laboratory information system, manipulation of patient sample, nonconcordance with central lab results and lack of quantitative results. Quantech's DBx system is expected to eliminate all of these disadvantages by providing the following features and capabilities:

     o STAT test menu (cardiac panel, pregnancy, white blood count panel, coagulation panel, electrolytes, amylase, therapeutic drugs, drugs of abuse panel, etc.)

     o    Rapid turn-around time (10-20 minutes)

     o    Quantitative results using whole blood (no sample processing by user)

     o Multi-test, single use disposable (up to four clinically related tests per disposable)

     o    User-friendly

     o Cost effective (comparable to central lab STAT test costs, 2x-4x less than STAT lab test costs)

     o    No addition of reagents by the operator

     o    Transportable, bench top instrument

     o    Concordance with central lab test results

     o    Whole blood/closed tube (vacutainer) patient sample capability

     o    Full-time laboratory information system interface

     o    Automatic user/patient/test/QC input

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

         Clients. The purchasing decision for diagnostic testing equipment is in the hands of the laboratory manager, although the end user of the Quantech DBx system will be ED personnel. Under CLIA regulation the laboratory is responsible for training, instrument calibration and quality assurance of testing systems. As such, the laboratory wishes a STAT testing instrument to have the following features:

     o Comparable performance to central lab instrument with concordant results

     o    One (maximum of two) instruments for ED STAT menu

     o Full-time, bi-directional laboratory information system ("LIS") interface with information automatically downloaded to LIS

     o    Automated user/patient/test/QC information input

     o    User ID and lockout capability by laboratory

     o    Minimum user training

     o    Physically robust - large enough so it does not get stolen or dropped

     o    Costs comparable to central lab STAT tests and less than STAT lab

         ED personnel as the ultimate users must also accept any system that will be used for their STAT testing needs. Although they cannot buy a testing system without the laboratory agreeing, they are capable of keeping a system from being purchased. A system that is acceptable to the ED must provide the following features:

     o Comparable performance to central lab instrument with concordant results

     o    Rapid turnaround time (less than 20 minutes)

     o    One (maximum of two) instruments for ED STAT menu

     o    Whole blood, closed collection tube sampling and transfer

     o    Automatic LIS download

     o    User friendly - minimum training and time at instrument

     o High reliability and large enough to find and not be stolen or misplaced

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

         The technical assistance provided by Perkin-Elmer covers many areas including math, software, system hardware, optics, chemistry, optical molding, microfluidics, mechanical engineering, environmental and regulatory performance and value engineering. Four phases of assistance have been established with a reduction in Perkin-Elmer's royalty each time a phase is completed. Phase I and II have been completed setting the royalty at 8% of gross sales of Perkin-Elmer products which include Quantech technology. If all phases are met, the royalty will be set at 6% of gross sales. Minimum royalties of $500,000 per year begin in December of 2000 and expire in conjunction with the related patents, provided, however, that if Perkin-Elmer does not proceed to commercialize the licensed SPR technology prior to such date all rights revert back to Quantech.

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

Research and Development

         For the year ended June 30, 1998, the year ended June 30, 1997, and the period from September 30, 1991 (date of inception) to June 30, 1998, the Company spent $1,608,361, $2,114,586 and $6,254,066, respectively, on research and development of its medical diagnostic system. The Company will continue to spend funds on final development of its system, development of additional tests and research and development related to future products.

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

Immediate and Future Capital Needs

         The Company does not have sufficient funds to complete commercial development or commence production and sales of its system. The Company's ability to continue as a going concern, complete its system, submit its commercial system and tests to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations. In addition, the Company has $3.4 million of promissory notes that came due September 30, 1998. If such notes are not paid by October 31, 1998, or arrangements made with the holders of the notes, the note holders will obtain control of all of the Company's assets. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders. If funding is not available when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

         In October 1998 the Company began offering for sale a minimum of $1.5 million and a maximum of $3.0 million shares of its Common Stock to accredited investors. The shares are priced at $0.75. The Company is also negotiating with its noteholders to convert approximately $3.4 million of notes payable into Common Stock at $0.75 per share. Quantech is currently obtaining minimal funding from its directors to maintain operations.

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

         The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, those historically encountered by the Company, and the competitive environment in which the Company will operate. The Company has not had any significant revenues to date. As of June 30, 1998, the Company had an accumulated deficit of $18,057,048. The report of the independent auditors on the Company's financial statements for the period ended June 30, 1998, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to continue development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement and remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to develop a commercially viable product or marketing system or attain profitable operations.

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

Shares Eligible for Future Sale

         All but 30,033 shares of the Company's outstanding Common Stock are eligible to be sold in the public market along with certain shares that may be obtained upon exercise of outstanding options and warrants or conversion of notes eligible to be sold in the public market if and when exercised or converted. The Company intends to file registrations in the near future making all outstanding shares and shares that may be obtained upon exercise of options and warrants or conversion of notes eligible for sale. The sale of a substantial number of the shares available for sale or shares underlying options, warrants and convertible notes could adversely affect the market price and liquidity of the Company's securities.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         The Company's Common Stock is traded on the local over-the-counter and the National Association of Securities Dealers Bulletin Board markets under the symbol QQQQ. At September 23, 1998, the Company had approximately 525 shareholders of record and the bid, asked and closing sale prices of its Common Stock were $0.97, $1.13 and $1.13, respectively. The following table summarizes the quarterly high and low sale prices for the Company's Common Stock for the prior two fiscal years as adjusted for a 1-for-20 reverse stock split effected on June 2, 1998:

                                                High              Low
                                            -------------     --------------

            Fiscal 1997
                     First Quarter              $21.20           $11.80
                     Second Quarter             $15.00           $ 9.40
                     Third Quarter              $12.40           $ 8.20
                     Fourth Quarter             $ 8.00           $ 4.20
            Fiscal 1998
                     First Quarter              $ 5.60           $ 2.20
                     Second Quarter             $ 5.60           $ 2.80
                     Third Quarter              $ 4.00           $ 2.70
                     Fourth Quarter             $ 7.00           $ 2.60


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

         In October 1998 the Company began offering for sale a minimum of $1.5 million and a maximum of $3.0 million shares of its Common Stock to accredited investors. The shares are priced at $0.75. The sales will be made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The purchasers will acquire these securities for their own account and not with a view to any distribution thereof to the public.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

History

         Quantech was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR is the core technology of Quantech's proposed DBx medical diagnostic system. The DBx will first be marketed to hospital emergency departments ("ED") and is expected to provide a single, simple economical system providing the rapid, quantitative STAT test menu EDs require. The Quantech system configuration will consist of a bench top instrument and a series of disposable tests with one or up to four tests per disposable. It is anticipated that the Quantech system will have the ability to analyze body fluids (e.g. whole blood, urine) without preparation or addition of reagents. The first tests to be offered on the DBx will be a cardiac panel consisting of myoglobin, CK-MB and troponin I and whole blood quantitative pregnancy.

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

Results of Operations

         The Company has incurred a net loss of $18,057,048 from September 30, 1991 (date of inception) through June 30, 1998 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the rights to the SPR technology.

         For the year ended June 30, 1998 the Company had interest income of $12,435 compared to $80,854 for the 1997 fiscal year as a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

         General and administration expenses decreased from $1,799,117 for the year ended June 30, 1997 to $1,221,196 for the year ended June 30, 1998. The decrease in general and administration expenses resulted from the restructuring that the Company implemented in the second half of 1997. The restructuring was aimed at reducing expenses and focusing the Company's resources on completing development of its diagnostic system. Changes that were made included reducing the number of employees, consultants and outside services employed in the administrative functions. The Company anticipates that these expenses will increase significantly in the future as the Company completes development of its system and begins to manufacture and distribute its products.

         Research and development costs decreased from $2,114,586 in 1997 to $1,608,361 in 1998. The decrease was due to the above mentioned restructuring, with cost reductions resulting primarily from reduced outside contract development work as the Company focused its resources on completing system development with a reconfigured internal development team. Spending began to increase significantly, however, near the end of fiscal 1998 as the Company incurred expenses necessary to prepare and file its first 510(k) submission with the FDA, and engaged outside design engineering firms to assist in finishing the commercial development of its DBx system. The Company expects R&D spending to continue at a considerably higher rate in fiscal 1999 as the Company completes the commercial development of its system, conducts additional FDA work, and begins to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $112,500 in 1998 as compared to $75,000 in 1997 as a result of the higher minimum royalties owed under Quantech's amended license with Ares-Serono. Royalty expense is expected to increase to $150,000 in fiscal 1999 to reflect the minimum royalties owed under Quantech's amended license with Ares-Serono.

         Interest expense increased in 1998 to $719,126 as compared to $17,611 in 1997. The higher interest expense was primarily the result of increased debt from the sale of promissory notes including a $441,542 charge to reflect the beneficial conversion feature of the notes. Interest expense during fiscal 1999 is expected to be similar to 1998, but may change depending upon the future capital structure of the Company.

         For the year ended June 30, 1998 Quantech had a loss of $3,648,748 as compared to $3,925,460 for the same period ended June 30, 1997. This decrease was a result of the decrease in research and development and general and administrative expenses in 1998 exceeding increases in such period in minimum royalty and interest expenses and the decrease in interest income.

         The Company has made significant progress in the development of its system, but this progress has been much slower than anticipated. Although Quantech has been able to complete prototype systems that demonstrate that its SPR technology does work to detect certain conditions and obtained FDA approval for its cardiac marker test myoglobin, it has not been able to achieve reproducible results at sensitivity levels necessary for quantitative analysis throughout the entire required clinical range for all of its intended STAT test menu. Quantech's development is focused upon expanding its test menu and completing its system for FDA approval and market launch. In addition to development activity, the Company is in discussions with potential strategic partners regarding the sublicensing of Quantech's technology outside of its core medical area, distribution of its system once developed and device manufacturing. The timetable for submitting the Company's system to the FDA and introduction to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system, necessary testing for submission of its FDA filing and delays it may encounter with the FDA in its review of the system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its system.

Liquidity and Capital Resources

         From inception to June 30, 1998, Quantech has raised approximately $18,400,000 through a combination of public stock sales and private sales of stock and debt obligations. The Company requires additional funding to continue operations and must make arrangements with holders of convertible notes as to their conversion or repayment prior to October 31, 1998. Funds to continue operations will be applied to obtaining FDA approval, establishing sales and marketing and production capabilities, and beginning any significant sales of the Company's product once development is completed. There can be no assurance that the Company will obtain additional capital, and additional capital will have a dilutive effect on current shareholders. Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from lenders.

         During May through August 1998, Quantech received $476,000 of net proceeds as a result of a private placement of convertible notes (the "Notes") and warrants (the "Warrants"). The Notes came due and payable on September 30, 1998 for which there is a 30 day cure provision. Interest on the Notes is 13.5%, and the Notes are secured by all of the assets of the Company. The investors received Warrants to purchase 74,625 shares of Quantech Common Stock at an exercise price equal to the lower of $3.53 or 80% of the market price of the Company's Common Stock for: (i) the 20 consecutive trading days prior to September 30, 1998, or (ii) the price at which the transaction which triggers repayment of the Notes is completed. The principal amount of the Notes is convertible into shares of the Company's Common Stock at a price equal to, and calculated in the same manner as, the Warrant Exercise Price.

         In October 1998 the Company began offering for sale a minimum of $1.5 million and a maximum of $3.0 million shares of its Common Stock to accredited investors. The shares are priced at $0.75. The Company is also negotiating with its noteholders to convert approximately $3.4 million of notes payable into Common Stock at $0.75 per share. Quantech is currently obtaining minimal funding from its directors to maintain operations.

         Quantech incurred capital expenditures of approximately $40,000 in fiscal 1998. The Company anticipates significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         On June 2, 1998 the Company effected a 1-for-20 reverse split of its Common Stock to reduce the number of outstanding and authorized shares. All share amounts in this report have been adjusted to reflect this change. The Company currently has outstanding 2,587,395 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 3,257,221 shares, and notes convertible into a minimum of 2,875,329 shares.

New Accounting Pronouncements

         Comprehensive Income. The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires reporting items which are componenets of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company will adopt this statement in the fiscal year ending June 30, 1999. However, it is not expected to have an effect on the presentation of the Company's financial statements.

         Segments. The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company will adopt this statement in the fiscal year ending June 30, 1999. The Company does not expect this statement to have an effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                            Page
                                                                            ----
Financial Statements for Fiscal Years 1998 and 1997
Independent Auditors Report................................................34
Balance Sheets as of June 30, 1998 and 1997................................35-36
Statements of Operations For the Period from Inception (September 30,
 1991) through June 30, 1998 and for the Years Ended June 30, 1998 and 1997..................................................................37
Statements of Stockholders' Equity (Deficit) For the Period from Inception
 (September 30, 1991) through June 30, 1998................................38-43
Statement of Cash Flows For the Period from Inception (September 30, 1991)
 through June 30, 1998 and for the Years Ended June 30, 1998 and 1997......44-46
Notes to Financial Statements..............................................47-57

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the
    Board of Directors
Quantech Ltd.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Quantech Ltd. (A Development Stage Company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997, and for the period from September 30, 1991 (date of inception), to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. (A Development Stage Company) as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, and for the period from September 30, 1991 (date of inception), to June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to continue development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement and remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
August 3, 1998

QUANTECH LTD. (A Development Stage Company)

BALANCE SHEETS
June 30, 1998 and 1997

ASSETS (Note 3)                                                               1998         1997
                                                                          ----------   ----------
Current Assets
     Cash and cash equivalents                                            $   46,135   $  718,893
     Debt issuance costs                                                        --         78,699
     Prepaid expenses:
         Product development expense                                         115,000         --
         Other                                                                42,044       35,452
                                                                          ----------   ----------
                   Total current assets                                      203,179      833,044
                                                                          ----------   ----------

Property and Equipment
     Equipment                                                               366,493      329,780
     Leasehold improvements                                                   15,000       15,000
                                                                          ----------   ----------
                                                                             381,493      344,780

     Less accumulated depreciation                                           202,201      139,267
                                                                          ----------   ----------
                                                                             179,292      205,513
                                                                          ----------   ----------

Other Assets
     License agreement, at cost, less accumulated amortization (Note 4)    2,735,807    2,096,558
     Prepaid product development expense, less current portion                57,500         --
     Patents                                                                   9,029        8,895
     Organization expenses, net                                                 --            113
                                                                          ----------   ----------
                                                                           2,802,336    2,105,566
                                                                          ----------   ----------
                                                                          $3,184,807   $3,144,123
                                                                          ==========   ==========

See Notes to Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         1998            1997
                                                                 ------------    ------------
Current Liabilities
     Short-term debt (Note 3)                                    $  3,112,818    $  1,070,000
     Accounts payable                                                  97,333         100,794
     Accrued expenses:
         Minimum royalty commitment (Note 4)                           75,000         112,500
         Spectrum Diagnostics, Inc. obligations (Note 8)               19,846          36,509
         Payroll and vacation                                         103,157          54,226
         Accrued severance                                               --            77,265
         Interest                                                      48,594          10,685
         Other                                                           --             4,019
                                                                 ------------    ------------
                   Total current liabilities                        3,456,748       1,465,998
                                                                 ------------    ------------

Commitments and Contingencies (Notes 4, 5, and 8)


Stockholders' Equity (Deficit) (Notes 2, 3, and 6)
     Common stock, no par value; authorized 10,000,000 shares;
         outstanding, 2,565,040 and 2,402,035 shares in 1998
         and 1997, respectively                                    16,308,438         480,408
     Additional paid-in capital                                     1,476,669      15,606,017
     Deficit accumulated during the development stage             (18,057,048)    (14,408,300)
                                                                 ------------    ------------
                                                                     (271,941)      1,678,125
                                                                 ------------    ------------
                                                                 $  3,184,807    $  3,144,123
                                                                 ============    ============


QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF OPERATIONS
YearsEnded June 30, 1998 and 1997, and for the Period From September 30, 1991
     (Date of Inception) to June 30, 1998

                                                                                                      September 30,
                                                                                                      1991 (Date of
                                                                             Years Ended June 30      Inception) to
                                                                       ----------------------------       June 30,
                                                                             1998            1997           1998
                                                                       ------------    ------------    ------------
Interest income                                                        $     12,435    $     80,854    $    183,216
                                                                       ------------    ------------    ------------

Expenses:
     General and administrative                                           1,221,196       1,799,117       9,161,784
     Research and development                                             1,608,361       2,114,586       6,254,066
     Minimum royalty expense (Note 4)                                       112,500          75,000       1,075,000
     Losses resulting from transactions with Spectrum
         Diagnostics, Inc. (Note 8)                                            --              --           556,150
     Net exchange gain                                                         --              --           (67,172)
     Interest                                                               719,126          17,611       1,217,841
                                                                       ------------    ------------    ------------
                                                                          3,661,183       4,006,314      18,197,669
                                                                       ------------    ------------    ------------

                   Loss before income taxes                              (3,648,748)     (3,925,460)    (18,014,453)

Income taxes (Note 7)                                                          --              --            42,595
                                                                       ------------    ------------    ------------
                   Net loss                                            $ (3,648,748)   $ (3,925,460)   $(18,057,048)
                                                                       ============    ============    ============

Loss per basic and diluted common share                                $      (1.45)   $      (1.66)
                                                                       ============    ============

Weighted-average common shares outstanding                                2,523,975       2,365,914
                                                                       ============    ============

See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period From September 30, 1991 (Date of Inception) to June 30, 1998


                                                                                                               Common Stock
                                                                                                Additional       Paid For,
                                                                       Common Stock               Paid-In        But Not
                                                                 Shares Issued     Amount         Capital        Issued
-------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                                    --     $      --      $      --      $      --
     Net loss                                                            --            --             --             --
     Common stock transactions:
         Common stock issued, October 1991                            160,000     3,154,574           --             --
         Common stock issued, November 1991                            30,000       611,746      1,788,254           --
         Common stock issuance costs                                     --            --         (889,849)          --
     Cumulative translation adjustment                                   --            --             --             --
                                                                     --------   -----------    -----------    -----------
Balance, December 31, 1991                                            190,000     3,766,320        898,405           --
     Net loss                                                            --            --             --             --
     Common stock transactions:
         Common stock issued, September 1992                           35,000       699,033        875,967           --
         Common stock issuance costs                                     --            --         (312,755)          --
         8,000 shares of common stock to be issued                       --            --             --          120,000
     Officer advances, net                                               --            --             --             --
     Cumulative translation adjustment                                   --            --             --             --
     Elimination of cumulative translation adjustment                    --            --             --             --
                                                                     --------   -----------    -----------    -----------
Balance, December 31, 1992                                            225,000     4,465,353      1,461,617        120,000
     Net loss                                                            --            --             --             --
     Common stock transactions:
         Common stock issued, January 1993                              8,000         1,600        118,400       (120,000)
         Common stock issued, April 1993                                1,500           300         11,700           --
         Change in common stock par value resulting
            from merger                                                  --      (4,420,353)     4,420,353           --
     Repayments                                                          --            --             --             --
                                                                     --------   -----------    -----------    -----------
Balance, June 30, 1993                                                234,500        46,900      6,012,070           --
     Net loss                                                            --            --             --             --
     12,000 shares of common stock to be issued                          --            --             --           30,000
     Repayments                                                          --            --             --             --
                                                                     --------   -----------    -----------    -----------

(Table continued)
                                                                                                 Deficit
                                                                                               Accumulated
                                                                 Common Stock                   During the    Cumulative
                                                                 Subscriptions    Due From     Development    Translation
                                                                  Receivable      Officers        Stage       Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                           $      --      $      --      $      --      $      --
     Net loss                                                          --             --         (594,620)          --
     Common stock transactions:
         Common stock issued, October 1991                             --             --             --             --
         Common stock issued, November 1991                            --             --             --             --
         Common stock issuance costs                                   --             --             --             --
     Cumulative translation adjustment                                 --             --             --          387,754
                                                                -----------    -----------    -----------    -----------
Balance, December 31, 1991                                             --             --         (594,620)       387,754
     Net loss                                                          --             --       (2,880,988)          --
     Common stock transactions:
         Common stock issued, September 1992                        (53,689)          --             --             --
         Common stock issuance costs                                   --             --             --             --
         8,000 shares of common stock to be issued                     --             --             --             --
     Officer advances, net                                             --          (27,433)          --             --
     Cumulative translation adjustment                                 --             --             --         (209,099)
     Elimination of cumulative translation adjustment                  --             --             --         (178,655)
                                                                -----------    -----------    -----------    -----------
Balance, December 31, 1992                                          (53,689)       (27,433)    (3,475,608)          --
     Net loss                                                          --             --         (996,089)          --
     Common stock transactions:
         Common stock issued, January 1993                             --             --             --             --
         Common stock issued, April 1993                               --             --             --             --
         Change in common stock par value resulting
            from merger                                                --             --             --             --
     Repayments                                                        --            5,137           --             --
                                                                -----------    -----------    -----------    -----------
Balance, June 30, 1993                                              (53,689)       (22,296)    (4,471,697)          --
     Net loss                                                          --             --       (1,543,888)          --
     12,000 shares of common stock to be issued                        --             --             --             --
     Repayments                                                      53,689         22,296           --             --
                                                                -----------    -----------    -----------    -----------

                                                    (Continued)

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued) Period From September 30, 1991 (Date of Inception) to June 30, 1998


                                                                                                               Common Stock
                                                                                                 Additional     Paid For,
                                                                     Common Stock                 Paid-In        But Not
                                                              Shares Issued     Amount            Capital        Issued
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1994                                            234,500         46,900           6,012,070      30,000
     Net loss                                                           -              -                   -           -
     Common stock issued, June 1995                               107,500         21,500             276,068     (30,000)
     Warrants issued for services                                       -              -              40,200           -
                                                                ---------       --------          ----------     -------
Balance, June 30, 1995                                            342,000         68,400           6,328,338           -
     Net loss                                                           -              -                   -           -
     Common stock issued, net of issuance costs of $848,877:
         July 1995                                                308,000         61,600           1,304,450           -
         August 1995                                               35,880          7,176             161,460           -
         September 1995                                           690,364        138,073           2,370,389           -
         November 1995                                             94,892         18,978             425,482           -
         December 1995                                            560,857        112,172           1,292,473           -
         May 1996                                                 313,750         62,750           3,300,422           -
         June 1996                                                    252             51               3,650           -
     Payment received on subscription receivable                     (960)          (192)            (14,808)          -
     Compensation expense recorded on stock options                     -              -             125,000           -
                                                                ---------       --------          ----------     -------
Balance, June 30, 1996                                          2,345,035        469,008          15,296,856           -
     Net loss                                                           -              -                   -           -
     Stock offering costs                                               -              -             (12,310)          -
     Common stock issued upon exercise of
         options and warrants:
         September 1996                                               500            100               2,400           -
         October 1996                                               8,500          1,700              40,800           -
         November 1996                                                750            150               3,600           -
         December 1996                                             13,500          2,700              64,800           -
         January 1997                                               1,000            200               4,800           -
         February 1997                                              7,500          1,500              17,250           -
         March 1997                                                 7,000          1,400              33,600           -
     Payments received on subscription receivable                       -              -                   -           -
     Compensation expense recorded on stock options                     -              -              48,000           -
     Common stock issued, June 1997                                18,250          3,650             105,850           -
     Warrants issued with notes payable                                 -              -                 371           -
                                                                ---------       --------          ----------     -------

(Table Continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                 Common Stock                        During the          Cumulative
                                                                 Subscriptions       Due From        Development        Translation
                                                                  Receivable         Officers           Stage            Adjustment
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1994                                                    -                 -         (6,015,585)                 -
     Net loss                                                             -                 -         (2,070,292)                 -
     Common stock issued, June 1995                                 (20,000)                -                  -                  -
     Warrants issued for services                                         -                 -                  -                  -
                                                                    -------           -------        -----------            -------
Balance, June 30, 1995                                              (20,000)                -         (8,085,877)                 -
     Net loss                                                             -                 -         (2,396,963)                 -
     Common stock issued, net of issuance costs of $848,877:
         July 1995                                                        -                 -                  -                  -
         August 1995                                                      -                 -                  -                  -
         September 1995                                                   -                 -                  -                  -
         November 1995                                                    -                 -                  -                  -
         December 1995                                                    -                 -                  -                  -
         May 1996                                                         -                 -                  -                  -
         June 1996                                                        -                 -                  -                  -
     Payment received on subscription receivable                     20,000                 -                  -                  -
     Compensation expense recorded on stock options                       -                 -                  -                  -
                                                                    -------           -------        -----------            -------
Balance, June 30, 1996                                                    -                 -        (10,482,840)                 -
     Net loss                                                             -                 -         (3,925,460)                 -
     Stock offering costs                                                 -                 -                  -                  -
     Common stock issued upon exercise of
         options and warrants:
         September 1996                                                   -                 -                  -                  -
         October 1996                                                     -                 -                  -                  -
         November 1996                                                    -                 -                  -                  -
         December 1996                                              (57,500)                -                  -                  -
         January 1997                                                     -                 -                  -                  -
         February 1997                                                    -                 -                  -                  -
         March 1997                                                       -                 -                  -                  -
     Payments received on subscription receivable                    57,500                 -                  -                  -
     Compensation expense recorded on stock options                       -                 -                  -                  -
     Common stock issued, June 1997                                       -                 -                  -                  -
     Warrants issued with notes payable                                   -                 -                  -                  -
                                                                    -------           -------        -----------            -------

                                                    (Continued)

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued) Period From September 30, 1991 (Date of Inception) to June 30, 1998

                                                                                                                      Common Stock
                                                                                                         Additional     Paid For,
                                                                         Common Stock                     Paid-In        But Not
                                                                  Shares Issued        Amount             Capital        Issued
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                             2,402,035            480,408          15,606,017          -
     Net loss                                                              -                  -                   -          -
     Conversion of common stock from par
         value to no par value                                             -         15,392,446         (15,392,446)         -
     Common stock issued for license agreement:
         September 1997                                              150,000            390,000                   -          -
     Common stock issued for equipment and
         services received:
         March 1998                                                   13,078             45,584                   -          -
     Warrants issued for services received:
         March 1998                                                        -                  -              15,215          -
         April 1998                                                        -                  -                 500          -
     Warrants issued with notes payable                                    -                  -                 939          -
     Amount attributable to value of debt conversion
         feature                                                           -                  -             988,444          -
     Warrants issued for license agreement:
         December 1997                                                     -                  -             230,000          -
     Compensation expense recorded on stock options                        -                  -              28,000          -
     Adjustment of fractional shares due to 1-for-20
         reverse stock split                                             (73)                 -                   -          -
                                                           --------------------------------------------------------- -------------
Balance, June 30, 1998                                             2,565,040       $ 16,308,438       $   1,476,669      $   -
                                                           ========================================================= =============

(Table continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                 Common Stock                        During the          Cumulative
                                                                 Subscriptions       Due From        Development        Translation
                                                                  Receivable         Officers           Stage            Adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                                  -                -            (14,408,300)            -
     Net loss                                                           -                -             (3,648,748)            -
     Conversion of common stock from par
         value to no par value                                          -                -                      -             -
     Common stock issued for license agreement:
         September 1997                                                 -                -                      -             -
     Common stock issued for equipment and
         services received:
         March 1998                                                     -                -                      -             -
     Warrants issued for services received:
         March 1998                                                     -                -                      -             -
         April 1998                                                     -                -                      -             -
     Warrants issued with notes payable                                 -                -                      -             -
     Amount attributable to value of debt conversion
         feature                                                        -                -                      -             -
     Warrants issued for license agreement:
         December 1997                                                  -                -                      -             -
     Compensation expense recorded on stock options                     -                -                      -             -
     Adjustment of fractional shares due to 1-for-20
         reverse stock split                                            -                -                      -             -
                                                           ------------------------------------------------------------------------
Balance, June 30, 1998                                              $   -           $    -           $(18,057,048)        $   -
                                                           ========================================================================

See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF CASH FLOWS
YearsEnded June 30, 1998 and 1997, and for the Period From September 30, 1991
     (Date of Inception) to June 30, 1998

                                                                                                            September 30,
                                                                                                            1991 (Date of
                                                                              Years Ended June 30           Inception) to
                                                                        ---------------------------------
                                                                             1998             1997          June 30, 1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                           $  (3,648,748)   $  (3,925,460)    $ (18,057,048)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Elimination of cumulative translation adjustment                           -                -          (178,655)
         Depreciation                                                          62,934           60,610           248,555
         Amortization                                                         379,727          228,338         1,736,344
         Noncash compensation services and interest                           787,429           48,000         1,324,679
         Losses resulting from transactions with Spectrum
            Diagnostics, Inc. (Note 8)                                              -                -           556,150
         Write-down of investment                                                   -                -            67,500
         Changes in assets and liabilities, net of effects
            from purchase of Spectrum Diagnostics, Inc.:
            Decrease in prepaid expenses                                        1,062            5,817            42,048
            Increase (decrease) in accounts payable                           (10,128)         (14,140)           89,111
            Increase (decrease) in accrued expenses                           (48,607)         204,067           520,721
                                                                        -------------------------------------------------
                   Net cash used in operating activities                   (2,476,331)      (3,392,768)      (13,650,595)
                                                                        -------------------------------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment                                       (16,713)         (99,097)         (438,251)
     Proceeds on disposition of property                                            -           37,375            37,375
     Organization expenses                                                          -                -           (97,547)
     Patent expenses                                                             (134)          (8,895)           (9,029)
     Officer advances, net                                                          -                -          (109,462)
     Purchase of investment                                                         -                -          (225,000)
     Purchase of license agreement                                                  -                -        (1,950,000)
     Advances to Spectrum Diagnostics, Inc.                                         -                -          (320,297)
     Prepaid securities issuance costs                                              -          (78,699)         (101,643)
     Purchase of Spectrum Diagnostics, Inc., net of cash and cash
         equivalents acquired                                                       -                -        (1,204,500)
                                                                        -------------------------------------------------
                   Net cash used in investing activities                      (16,847)        (149,316)       (4,418,354)
                                                                        -------------------------------------------------

                                                       (Continued)

QUANTECH LTD. (A Development Stage Company)

Years Ended June 30, 1998 and 1997, and for the Period From September 30, 1991
     (Date of Inception) to June 30, 1998

                                                                                                              September 30,
                                                                                                              1991 (Date of
                                                                                 Years Ended June 30          Inception) to
                                                                        ---------------------------------
                                                                               1998             1997          June 30, 1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net proceeds from the sale of common stock and warrants                          -          215,061        12,880,797
     Proceeds from debt obligations                                           1,820,420        1,070,000         5,548,855
     Payments received on stock subscriptions receivable                              -           57,500             5,000
     Payments on debt obligations                                                     -          (24,455)         (522,810)
                                                                        ---------------------------------------------------
                   Net cash provided by financing activities                  1,820,420        1,318,106        17,911,842
                                                                        ---------------------------------------------------

Effect of Exchange Rate Changes on Cash                                               -                -           203,242
                                                                        ---------------------------------------------------

                   Net increase (decrease) in cash and cash
                       equivalents                                             (672,758)      (2,223,978)           46,135

Cash and Cash Equivalents
     Beginning                                                                  718,893        2,942,871                 -
                                                                        ---------------------------------------------------
     Ending                                                             $        46,135  $       718,893   $        46,135
                                                                        ===================================================


Cash Payments for Interest                                              $        20,374  $         6,925   $       160,470
                                                                        ===================================================

Supplemental Schedule of Noncash Investing and Financing Activities
     Issuance of debt obligations for services, accounts payable,
         and accrued interest                                           $       219,300  $             -   $       259,500
     Issuance of debt for acquisition of license                                550,000                -           550,000
     Issuance of warrants for:
         Product development                                                    230,000                -           230,000
         Acquisition of sublicense agreement                                        165                -               165
         Issuance of convertible debt                                               451                -               451
         Guarantee of debt                                                       15,716                -            15,716
     Amount attributable to value of beneficial debt conversion
         feature                                                                988,444                -           988,444
     Capital expenditures included in accounts payable                            6,667                -             6,667
                                                                        ===================================================

                                                       (Continued)

QUANTECH LTD. (A Development Stage Company)

YearsEnded June 30, 1998 and 1997, and for the Period From September 30, 1991
     (Date of Inception) to June 30, 1998

                                                                                                        September 30,
                                                                                                        1991 (Date of
                                                                              Years Ended June 30       Inception) to
                                                                            1998          1997          June 30, 1998
---------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing and Financing
     Activities (Continued)
     Acquisition of Spectrum Diagnostics, Inc. (Note 8):
         Fair value of other assets acquired, principally the license
            agreement                                                   $        -     $      -       $ 1,489,500
         Liabilities assumed                                                     -            -          (285,000)
                                                                        ------------------------------------------
                   Cash purchase price paid, less $5,199 cash
                       acquired                                         $        -     $      -       $ 1,204,500
                                                                        ==========================================


     Advances to Spectrum Diagnostics, Inc. (Note 8)                    $        -     $      -       $    20,000
     Prepaid security issuance costs (acquired from Spectrum
         Diagnostics, Inc.) ultimately used to reduce proceeds from
         the sale of common stock                                                -            -            58,830
     Due from Ital-American Securities, Inc.                                     -            -          (674,374)
     Stock issuance costs to be paid                                             -            -           237,201
     Subscriptions receivable offset by accrued compensation                     -            -            53,689
     Officer advances offset by accrued compensation                             -            -           109,462
     Issuance of warrants for services                                           -            -            90,000
                                                                        ==========================================

     Common stock issued for:
         Services, equipment, and interest                              $   45,584     $      -       $   319,634
         Acquisition of license agreement                                  390,000            -           390,000
         Issuance of options and warrants for compensation and
            services                                                        45,203            -            45,203
         Subscriptions receivable                                                -            -             5,000
         Debt obligations                                                        -            -         2,318,125
         Accounts payable                                                        -            -            40,000
         Accrued expenses                                                        -            -           360,394
                                                                        ------------------------------------------
                                                                        $  480,787     $      -       $ 3,478,356
                                                                        ==========================================

See Notes to Financial Statements.

QUANTECH LTD. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1:  Nature of Business and Significant Accounting Policies

Nature of business: Quantech Ltd. (Quantech or the Company) was formed under the laws of the state of Minnesota, for the purpose of effecting the change in domicile of Spectrum Diagnostics S.p.A (SDS) from Italy to the state of Minnesota through a merger with SDS on April 14, 1993. The merger was accounted for as if it were a pooling of interests.

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

Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the nature or short maturity of those instruments.

Short-term debt: The fair value of the Company's short-term debt is estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The recorded value of short-term debt approximates its fair value.

Prepaid product development expense: Prepaid product development expense arises from the valuation of warrants issued to a licensee in return for technical assistance to be rendered to the Company by the licensee over a period of approximately two years. The expense is being recognized over this period (see
Note 4).

Other assets: The license agreement is being amortized using the straight-line method over the remaining life of the underlying patents of 15 years (see Note
4). Costs of obtaining additional patents are capitalized and will be amortized over their useful life.

The Company reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows. Though the Company has had no sales to date nor an established market for its product, it has performed market studies to determine potential size of the market and expected acceptance of its product. This has been the basis for the Company's expected future net cash flows. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible. Fair value would be determined based on estimated expected future discounted cash flows or appraised value. To date, management has determined that no impairment of intangible assets exists.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over five years, or the life of the related lease, whichever is less.

Debt discount attributable to value of conversion feature: The Company has allocated a portion of the proceeds of its debt to a beneficial conversion feature, measured by the intrinsic value of that feature. This amount is being amortized to interest expense using the straight-line method over the remaining term of the debt based on the expected conversion date (see Note 3).

Income taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and development: The Company contracts with certain outside parties for the design and development of its product in addition to conducting its own research and development. Research and development costs are charged to expense as incurred.

Loss per common share: The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 6). Those options and warrants were not included in the computation of diluted earnings per share because the Company has incurred losses in all periods. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

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

Comprehensive income: The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires reporting items which are components of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company will adopt this statement in the fiscal year ending June 30, 1999. However, it is not expected to have an effect on the presentation of the Company's financial statements.

Segments: The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company will adopt this statement in the fiscal year ending June 30, 1999. The Company does not expect this statement to have an effect on its financial statements.

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

The Company is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to continue development of its product, generate revenues, and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern and realize the value of its assets, including its license agreement. The financial statements do not reflect any adjustments which might be necessary should the Company not remain a going concern.

Without immediate funding from equity or debt financing, the Company does not have sufficient funds to remain a going concern, or to complete commercial development of and bring its instrument and disposables to commercial production and realize the value of the license agreement. Management is working to obtain the funding through a private offering of its common stock, which began in October 1998. The Company is offering for sale a minimum of $1.5 million and a maximum of $3.0 million worth of shares of its common stock to accredited investors. The shares are priced at $0.75. The Company is also currently negotiating to convert notes payable, due September 30, 1998, to equity and has also increased its note payable to a bank by $250,000. Quantech is currently obtaining minimal funding from its directors to maintain operations. In addition, the Company intends to pursue a $5 to $7 million offering in early 1999 with terms yet to be determined. There is no assurance that additional financing can be obtained or debt can be converted.


Note 3.  Short-Term Debt Obligations

Short-term debt obligations as of June 30, 1998 and 1997, were as follows:

                                                                              1998          1997
                                                                          -----------   ------------
13.5% convertible secured promissory notes, payable September
   1998, secured by substantially all of the Company's assets             $ 3,159,720   $  1,070,000
Less discount attributable to value of  beneficial conversion
   feature                                                                   (546,902)            --
8.5% unsecured note payable to a bank, due December 1998,
   guaranteed by certain shareholders                                         500,000             --
                                                                          -----------   ------------
                                                                          $ 3,112,818   $  1,070,000
                                                                          ===========   ============


In April 1998, the Company completed an offering of secured promissory notes of $1,625,150 to accredited investors and issued warrants in connection with the sale of such notes to the investors for the purchase of 243,773 shares of common stock. In addition, the selling agent also received warrants to purchase 1,451 shares of common stock. All warrants issued were valued at $488. The notes are convertible into shares of common stock at a price equal to the lesser of $3.53 or 80 percent of the market price of the common stock for (i) the 20 consecutive trading days prior to the maturity date of the notes or (ii) the price at which the transaction which triggers repayment of the notes is completed. The warrants exercise price is calculated in the same manner as the notes conversion price.

During May 1998, holders of the Company's convertible secured promissory notes agreed to convert $219,300 of accrued interest in notes and extend the maturity date of the notes to September 30, 1998, from June 1, 1998. The note holders received additional warrants to purchase 178,618 shares of common stock in conjunction with the agreement.

During May 1998, the Company began an offering of convertible secured promissory notes to accredited investors. The maximum amount of notes to be issued was $500,000. As of June 30, 1998, notes in the amount of $245,270 were issued. Purchasers of the notes also received warrants for the purchase of 36,790 shares of common stock. Conversion and warrant exercise terms are the same as those discussed above.

Subsequent to year end, the Company completed the offering by selling an additional $252,230 of the notes. Warrants to purchase 37,835 shares of common stock were issued. In conjunction with this offering, the selling agent received warrants to purchase 3,134 shares of common stock.


Note 4.     Agreements

License agreement: The Company has a license agreement for certain patents, proprietary information, and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $500,000 by December 31, 1993, $850,000 by December 31, 1995, $1,000,000 by December 31, 1997, $1,150,000
by December 31, 1998, and $1,300,000 by December 31, 1999, the licensor has the right to deprive the Company of its exclusive rights under the license agreement (each time one of such benchmarks is not met). As of June 30, 1998, the Company has paid $1,000,000 of the cumulative payment. The Company has also ratably accrued additional minimum royalty payments of $75,000 as of June 30, 1998, because sales or sublicense revenues through December 31, 1998, may not be adequate to meet the cumulative minimum royalty payments. The Company intends to accrue $150,000 by December 31, 1998, and continue accruing and paying minimum royalties for future periods until royalties based on revenues exceed the minimum payment amounts.

The obligations of the Company to pay royalties terminate when the total royalty payments reach a gross amount of $18,000,000, which amount would be increased by $2,000,000 each time a benchmark is not met. After such date, the Company's rights in the licensed SPR technology continue in perpetuity with no further royalty obligations.

In September 1997, the Company entered into an agreement to cancel certain sublicense rights that had been granted to an investor group which included a shareholder of the Company. In return for these sublicense rights, the Company issued 150,000 shares of the Company's common stock, convertible secured promissory notes totaling $550,000, and warrants to purchase 82,500 shares of the Company's common stock. The Company has capitalized the sublicense rights at an amount that approximates the fair market value of the common stock, convertible promissory notes, and stock purchase warrants.

Technology and development agreement: During the year ended June 30, 1998, the Company entered into a technology and development agreement with a leading supplier of life science systems and analytical instruments, which provides exclusive license rights to certain of the Company's technology, for use outside of medical diagnostics and co-exclusive rights to nucleic acid medical diagnostics. The licensee, pursuant to the agreement, is providing technical assistance related to the Company's medical diagnostic system and will be required to pay future royalty payments if the licensee sells products containing the Company's technology. The royalties to be received will vary between 6 and 12 percent, depending on the phase of assistance. When all phases are complete, the royalty will be 6 percent. Minimum annual royalties to be paid by the licensee will be $500,000 beginning December 2000, expiring in conjunction with the related patents. Should the licensee fail to commercialize the licensed technology, all rights will revert back to the Company.

The licensee also received a warrant to purchase 1,400,000 shares of common stock. The warrant expires December 2002 and is exercisable immediately. The exercise price of the warrant is 95 percent of the average market price of the Company's common stock for the 25 days prior to the date the licensee elects to exercise the warrant. The warrant was valued at $230,000.

In conjunction with the above technology and development agreement, the Company has licensed additional technology. The Company will be required to pay royalties at 8 percent of sales on products featuring the technology. Minimum annual royalties of $500,000 begin in December 2000, expiring in conjunction with the related patents. Should the Company fail to commercialize the license technology, all rights will revert back to the licensor, and future minimum annual royalty obligations will be canceled.

Employment agreements: The Company has at-will employment agreements with its Chief Executive Officer and Chief Financial Officer. The agreements require the payment of one year's salary (for the chief financial officer) or $150,000 (for the chief executive officer) if employment is terminated due to the sale of the Company or a greater than 50 percent change in ownership. In addition, the Chief Financial Officer is entitled to six months' salary if he is terminated without cause.


Note 5.   Leases
The Company leases its office space under an agreement which expires February 28, 2000. Approximate minimum aggregate rental commitments under this lease are as follows:

Years ending June 30:
   1999                                    $ 38,000
   2000                                      26,000


Rental expense for the years ended June 30, 1998 and 1997, and for the period from September 30, 1991 (date of inception) to June 30, 1998, was approximately $58,000, $68,000, and $501,000, respectively.

Note 6.    Stockholders' Equity

Capital stock: The Company has authorized 12,500,000 of capital shares consisting of 10,000,000 common shares and 2,500,000 undesignated shares.

Reverse stock split: On June 2, 1998, the Company reduced the number of shares outstanding in a 20-for-1 reverse stock split. All share and per share amounts presented have been retroactively adjusted to reflect the split.

Par value of stock: In March 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares from 90,000,000 to 12,500,000. In addition, the common stock was changed from $0.01 per share par value to no par value. The cumulative amount paid in excess of the previously stated par value has been reclassed from additional paid-in capital to common stock on the statement of stockholders' equity (deficit) for the year ended June 30, 1998.

Options and warrants: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option and warrant grants been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                          1998           1997
                                                    ------------   ------------
Net loss, as reported                               $ (3,648,748)  $ (3,925,460)
Net loss, pro forma                                   (4,016,450)    (4,197,373)
Net loss per basic and diluted share, as reported          (1.45)         (1.66)
Net loss per basic and diluted share, pro forma            (1.59)         (1.77)


The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:


                                                    1998                1997
                                            -------------         -----------
Expected dividend yield                     $         --          $       --
Expected stock price volatility                    67.31%              71.63%
Risk-free interest rate                             6.00%               6.00%
Expected life of options (years)                       3                   3

Transactions involving stock options and warrants during the two years ended June 30, 1998, are summarized as follows:


                                                                   Weighted-
                                                       Stock    Average Exercise
                                    Warrants          Options    Price Per Share
                                    ---------       ---------        --------
Balance, June 30, 1996                602,505         186,250        $   5.40
   Granted                            172,140          56,175            8.60
   Exercised                          (22,750)        (16,000)           4.60
   Expired                            (12,500)        (10,916)           9.60
                                    ---------       ---------        --------
Balance, June 30, 1997                739,395         215,509            6.20
   Granted                          2,120,148         521,000            3.30
   Exercised                              --              --              --
   Expired                           (187,828)       (243,009)           7.26
                                    ---------       ---------        --------
Balance, June 30, 1998              2,671,715         493,500        $   3.58
                                    =========       =========        ========


The weighted-average fair value of options and warrants granted during 1998 and 1997 was $1.09 and $7.20, respectively. The following tables summarize information about stock options and warrants outstanding as of June 30, 1998:


                        OPTIONS AND WARRANTS OUTSTANDING

                                                Weighted-
                                                 Average
                          Number of             Remaining         Weighted-
     Range of               Units              Contractual         Average
  Exercise Price         Outstanding              Life         Exercise Price
----------------         -----------           -----------     --------------
$2.40 - $2.50                 113,900            1.5             $    2.47
$3.00                         396,000            3.9                  3.00
$3.08                       1,400,000 (1)        4.5                  3.08
$3.53                         720,148            4.9                  3.53
$5.00                         495,292            2.1                  5.00
$12.00                         10,000            1.5                 12.00
$14.40                         29,875            2.8                 14.40
                            ---------                            ---------
                            3,165,215                            $    3.58
                            =========                            =========

                        OPTIONS AND WARRANTS EXERCISABLE

                                      Number of                Weighted-
     Range of                           Units                   Average
  Exercise Price                     Exercisable            Exercise Price
----------------                     -----------            --------------
$2.40 - $2.50                          113,900                $    2.47
$3.00                                  324,667                     3.00
$3.08                                1,400,000 (1)                 3.08
$3.53                                  720,148                     3.53
$5.00                                  495,292                     5.00
$12.00                                  10,000                    12.00
$14.40                                  29,875                    14.40
                                     ---------                ---------
                                     3,093,882                $    3.60
                                     =========                =========


(1) These warrants are exercisable at a price equal to 95 percent of the average of the last sale price of the Company's common stock in 25 consecutive trading days immediately preceding the date of the first notice of exercise of the warrant received by the Company. The exercise price of these warrants will change as the market value of the Company's common stock changes.

Compensation expense related to stock option grants was $28,000 in 1998 and $48,000 in 1997.


Note 7.  Income Taxes

The Company's income tax expense consists solely of a franchise tax in Italy during the year ended December 31, 1992, since the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $11,920,000 in operating loss carryforwards and $316,000 in research and development credits at June 30, 1998, which may be used to offset otherwise future taxable income. These carryforwards are subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. The annual net operating loss carryforward limitation due to Section 382 is approximately $200,000 per year, which reduced the carryforward by $2,800,000. The Company has "post change" carryforwards of approximately $8,888,000 that are not limited. Further changes of control may result in the additional expiration of a portion of the remaining carryforwards before they can be used and are also dependent upon the Company attaining profitable operations in the future.

Loss carryforwards and credits for tax purposes, reduced by the Section 382 limitation discussed above, as of June 30, 1998, have the following expiration dates:


                                      Net            Research and
Expiration                         Operating          Development
   Date                               Loss              Credits
                                -------------         -----------
   2006                         $     241,000         $    --
   2007                             1,115,000              --
   2008                               827,000            20,000
   2009                               849,000            26,000
   2010                                   --             45,000
   2011                             2,193,000              --
   2012                             3,738,000           117,000
   2013                             2,957,000           108,000
                                -------------         ---------
                                $  11,920,000         $ 316,000
                                =============         =========


The tax effects of principal temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:


                                                                 June 30
                                                         1998           1997
                                                     -----------    -----------
Deferred tax assets (liabilities):
   Loss carryforwards                                $ 4,053,000    $ 3,047,000
   Royalties                                              26,000         38,000
   Research and development credits and deductions       521,000        414,000
   Guarantee of Spectrum Diagnostics, Inc. debt          115,000        115,000
   Compensation expense                                   30,000         59,000
   Beneficial conversion feature                         150,000            --
   Other accruals                                         29,000        (10,000)
                                                     -----------    -----------
                                                       4,924,000      3,663,000

Valuation allowance for deferred tax assets           (4,924,000)    (3,663,000)
                                                     -----------    -----------
Net deferred tax assets                              $       --     $       --
                                                     ===========    ===========


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 1998 and 1997, due to the valuation allowance recorded against deferred tax assets.

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

Quantech has accrued its estimated loss which may result should SDI be unable to pay the obligations discussed above. The Company has recorded a liability of approximately $19,800 as of June 30, 1998.


Note 9.   Subsequent Events

During July and August 1998, the Company sold 14,910 shares of its common stock at prices ranging from $3.00 per share to $3.50 per share. In addition, 2,000 shares were issued pursuant to the conversion of a promissory note, and 2,045 shares were issued pursuant to the exercise of a warrant.

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

Dated: October 13, 1998                              By:   /s/ Robert Case
                                                           Robert Case, CEO

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

10.7 Perkin Elmer/Quantech License Agreement dated June 29, 1998 (previously filed as Exhibit 10.7 of the Registrant's initial filing of Form 10-KSB for the year ended June 30, 1998).

22       Quantech has no subsidiaries.

23       Accountants Consent

24       Power of Attorney (included on signature page)

27       Financial Data Schedule

*  Management contract or compensatory plan or arrangement.