Form 10QSB
period 1998-09-30
QUANTECH LTD /MN/
filed 1998-11-16
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:                                     Commission File Number:
September 30, 1998                                            0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                           41-1709417
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

                                 (651)-647-6370
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

            YES     X                           NO ____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,624,952 shares of Common Stock, no par value, as of November 12, 1998.


         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                       Page No.

Item 1:    Financial Statements:


  Balance Sheets as of September 30, 1998 and June 30, 1998               3

  Statement of Operations for the Three Months
  Ended September 30, 1998 and 1997 and from inception to
  September 30, 1998                                                      4

  Statement of Stockholders' Equity from inception                        5
  to September 30, 1998

  Statement of Cash Flows for the Three Months ended
  September 30, 1998 and 1997 and from inception to
  September 30, 1998                                                      7

  Notes to Financial Statements                                           8

Item 2:    Management's Discussion and Analysis or Plan of Operation      9

Item 3:    Quantitative and Qualitative Disclosure About Market Risk     12

PART II.    OTHER INFORMATION                                            13

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                 (Unaudited)
                                                                                 September 30,          June 30,
                                                                                     1998                 1998
                                                                              -------------------  -------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $              1,236 $             46,135
  Prepaid expenses:
      Product development expenses                                                        86,250              115,000
      Other                                                                               49,370               42,044
                                                                              -------------------  -------------------
Total current assets                                                                     136,856              203,179
                                                                              -------------------  -------------------
EQUIPMENT
  Equipment                                                                              402,539              366,493
  Leasehold improvements                                                                  15,000               15,000
                                                                              -------------------  -------------------
                                                                                         417,539              381,493
   Less accumulated depreciation                                                        (219,959)            (202,201)
                                                                              -------------------  -------------------
Total equipment                                                                          197,580              179,292
                                                                              -------------------  -------------------
OTHER ASSETS
  License agreement, at cost, less amortization                                        2,654,152            2,735,807
  Prepaid product development expense, less current portion                               57,500               57,500
  Patents, at cost                                                                        13,045                9,029
                                                                              -------------------  -------------------
Total other assets                                                                     2,724,697            2,802,336
                                                                              -------------------  -------------------
TOTAL  ASSETS                                                               $          3,059,133 $          3,184,807
                                                                              ===================  ===================
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                           $          4,142,888 $          3,112,818
  Accounts payable                                                                       221,876               97,333
  Accrued expenses:
    Interest                                                                             161,279               48,594
    Spectrum Diagnostics Inc. obligations                                                 19,846               19,846
    Minimum royalty commitment                                                           112,500               75,000
    Accrued payroll/vacation                                                             132,844              103,157
                                                                              -------------------  -------------------
Total current liabilities                                                              4,791,233            3,456,748
                                                                              -------------------  -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 2,599,952 shares at
   September 30, 1998; and 2,565,040 at June 30, 1998                                 16,391,521           16,308,438
  Additional paid-in capital                                                           1,476,745            1,476,669
  Deficit accumulated during the development stage                                   (19,600,366)         (18,057,048)
                                                                              -------------------  -------------------
Total stockholders' equity (deficit)                                                  (1,732,100)            (271,941)
                                                                              -------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                         $          3,059,133 $          3,184,807
                                                                              ===================  ===================


                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                                                       Period From
                                                                                                      September 30,
                                                      Three Months          Three Months              1991 (Date of
                                                         Ended                  Ended                Inception), to
                                                     September 30,          September 30,             September 30,
                                                          1998                  1997                      1998
                                                  ---------------------  --------------------      --------------------

Interest Income                                                  $ 653               $ 6,824                 $ 183,869
                                                  ---------------------  --------------------      --------------------

Expenses:
  General and Administrative                                   306,828               222,857                 9,468,612
  Research and Development                                     528,111               314,261                 6,782,177
  Minimum Royalty expense                                       37,500                18,750                 1,112,500
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                    -                     -                   556,150
  Net Exchange (gain)                                                -                     -                   (67,172)
  Interest                                                     671,532                39,376                 1,889,373
                                                  ---------------------  --------------------      --------------------
Total Expenses                                               1,543,971               595,244                19,741,640
                                                  ---------------------  --------------------      --------------------

Loss before income taxes                                    (1,543,318)             (588,420)              (19,557,771)

Income Taxes                                                         -                     -                    42,595
                                                  ---------------------  --------------------      --------------------

Net Loss                                                  $ (1,543,318)           $ (588,420)            $ (19,600,366)
                                                  =====================  ====================      ====================

Loss per common share                                          $ (0.60)              $ (0.24)
Weighted average common shares
  outstanding                                                2,577,751             2,424,864



                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to September 30, 1998



                                                                         Deficit
                                                                      Accumulated
                                                                         During
                                          Common Stock     Additional      the                    Paid for    Due       Cumulative
                                                             Paid-In    Development  Subscriptions   Not      From     Translation
                                       Shares      Amount    Capital      Stage       Receivable    Issued   Officers   Adjustment
                                       ---------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                  ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991     160,000   $3,154,574
 Common stock issued, November 1991     30,000     $611,746  $1,788,254
 Common stock issuance costs                                  ($889,849)
 Cumulative translation adjustment                                                                                        $387,754
 Common stock issued, September 1992    35,000     $699,033    $875,967                ($53,689)
 Common stock issuance costs                                  ($312,755)
 Common stock to be issued                                                                           $120,000
 Cumulative translation adjustment                                                                                       ($209,099)
 Elimination of cumulative translation
   adjustment                                                                                                            ($178,655)
 Officers advances, net                                                                                         ($27,433)
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1992             225,000   $4,465,353  $1,461,617  ($3,475,608)  ($53,689)     $120,000   ($27,433)       $0
 Net loss                                                                  ($996,089)
 Common stock transactions:
 Common stock issued, January 1993       8,000       $1,600    $118,400                             ($120,000)
 Common stock issued, April 1993         1,500         $300     $11,700
 Change in common stock par
    value resulting from merger                 ($4,420,353) $4,420,353
 Repayments                                                                                                       $5,137
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1993                 234,500      $46,900  $6,012,070  ($4,471,697)  ($53,689)           $0   ($22,296)       $0
 Net loss                                                                ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                                $30,000
 Repayments                                                                             $53,689                  $22,296
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1994                 234,500      $46,900  $6,012,070  ($6,015,585)        $0       $30,000         $0        $0
 Net loss                                                                ($2,070,292)
 Common stock issued, June 1995        107,500      $21,500     276,068                ($20,000)     ($30,000)
 Warrants issued for services                                   $40,200
                                       ---------------------------------------------------------------------------------------------


                            QUANTECH LTD
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED (continued)
    Period From September 30, 1991 (date of Inception), to September 30, 1998


                                                                         Deficit
                                                                      Accumulated
                                                                         During
                                          Common Stock     Additional      the                    Paid for    Due      Cumulative
                                                             Paid-In    Development  Subscriptions   Not      From     Translation
                                       Shares      Amount    Capital      Stage       Receivable    Issued   Officers   Adjustment
                                       ---------------------------------------------------------------------------------------------

Balance, June 30, 1995                 342,000      $68,400  $6,328,338  ($8,085,877)  ($20,000)           $0         $0        $0
 Net loss                                                                ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                         308,000      $61,600  $1,304,450
    August, 1995                        35,880       $7,176    $161,460
    September, 1995                    690,364     $138,073  $2,370,389
    November, 1995                      94,892      $18,978    $425,482
    December, 1995                     560,857     $112,172  $1,292,473
    May, 1996                          313,750      $62,750  $3,300,422
    June, 1996                             252          $51      $3,650
 Payments received on
    subscription receivable               (960)        (192)   ($14,808)                $20,000
 Compensation expense recorded
    on stock options                                           $125,000
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1996               2,345,035     $469,008 $15,296,856 ($10,482,840)        $0            $0         $0        $0
 Net loss                                                                ($3,925,460)
 Stock offering costs                                          ($12,310)
 Common stock issued upon exercise of
 options and warrants
    September 1996                         500         $100      $2,400
    October 1996                         8,500       $1,700     $40,800
    November 1996                          750         $150      $3,600
    December 1996                       13,500       $2,700     $64,800                ($57,500)
    January 1997                         1,000         $200      $4,800
    February 1997                        7,500       $1,500     $17,250
    March 1997                           7,000       $1,400     $33,600
 Payments received on
    subscription receivable                                                             $57,500
 Compensation expense recorded
    on stock options                                            $48,000
 Common stock issued, June 1997         18,250       $3,650    $105,850
 Warrants issued with notes payable                                $371
                                       ---------------------------------------------------------------------------------------------


                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED (Continued) Period From September 30, 1991 (date of Inception), to September 30, 1998



                                                                             Deficit
                                                                           Accumulated
                                                                             During
                                           Common Stock       Additional       the                   Paid for    Due    Cumulative
                                                               Paid-In     Development  Subscriptions   Not      From   Translation
                                       Shares        Amount    Capital        Stage      Receivable    Issued   Officer  Adjustment
                                       ---------------------------------------------------------------------------------------------

Balance, June 30, 1997                 2,402,035    $480,408  $15,606,017  ($14,408,300)        $0         $0        $0        $0
 Net Loss                                                                   ($3,648,748)
 Conversion of common stock from
    par value to no par value                    $15,392,446 ($15,392,446)
 Common stock issued for license
    agreement:  September 1997           150,000    $390,000
 Common stock issued for equipment and
    services received: March 1998         13,078     $45,584
 Warrants issued for services received:
    March 1998                                                    $15,215
    April 1998                                                       $500
 Warrants issued with notes payable                                  $939
 Amount attributable to value of debt
    conversion feature                                           $988,444
 Warrants issued for license agreement
    December 1997                                                $230,000
 Compensation expense recorded
    on stock options                                              $28,000
 Adjustment of fractional shares due to
    to 1-for 20 reverse stock split          (73)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1998                 2,565,040 $16,308,438   $1,476,669  ($18,057,048)        $0         $0        $0        $0
 Net Loss                                                                   ($1,543,318)
 Warrants issued with notes payable                                   $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                              2,000      $7,060
    September 1998                         3,400     $12,002
 Common stock issued upon exercise
    of warrant: August 1998                2,045      $5,114
 Common stock issued for equipment
    and services received:
    July 1998                              5,714     $20,000
    August 1998                            9,196     $27,589
    September 1998                        12,557     $11,318
                                       =============================================================================================
Balance, September 30, 1998            2,599,952 $16,391,521   $1,476,745  ($19,600,366)        $0         $0        $0        $0
                                       =============================================================================================



                                  QUANTECH LTD
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                                                    Period From
                                                                                                                   September 30,
                                                                         Three Months         Three Months         1991 (Date of
                                                                            Ended                Ended            Inception), to
                                                                        September 30,          September 30,         September 30,
                                                                            1998                 1997                 1998
                                                                     -------------------  -------------------   ------------------
Cash Flows From Operating Activities
 Net Loss                                                                  $ (1,543,318)          $ (588,420)       $ (19,600,366)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                                    -                    -             (178,655)
  Depreciation                                                                   17,758               15,603              266,313
  Amortization                                                                   81,655               80,408            1,817,999
  Noncash compensation, services and interest                                   597,595                    -            1,922,274
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                          -                    -              556,150
  Write down of investment                                                            -                    -               67,500
  Change in assets and liabilities, net of effects from purchase of
   Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                                        7,239                  319               49,287
    Increase (decrease) in accounts payable                                     124,543              (27,664)             213,654
    Increase (decrease) in accrued expenses                                     179,872              (25,102)             700,593
                                                                     -------------------  -------------------   ------------------
     Net cash used in operating activities                                     (534,656)            (544,856)         (14,185,251)
                                                                     -------------------  -------------------   ------------------
Cash Flows From Investing Activities
 Purchase of property and equipment                                              (8,457)              (1,353)            (446,708)
 Proceeds on disposition of property                                                  -                    0               37,375
 Patent expenses                                                                 (4,016)                (134)             (13,045)
 Organization expenses                                                                -                    -              (97,547)
 Officer advances, net                                                                -                    -             (109,462)
 Purchase of investment                                                               -                    -             (225,000)
 Purchase of license agreement                                                        -                    -           (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                               -                    -             (320,297)
 Prepaid securities issuance costs                                                    -              (10,403)            (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                       -                    -           (1,204,500)
                                                                     -------------------  -------------------   ------------------
   Net cash used in investing activities                                        (12,473)             (11,890)          (4,430,827)
                                                                     -------------------  -------------------   ------------------
Cash Flows From Financing Activities
 Net proceeds from the sale of common stock & warrants                                -                    7           12,880,797
 Proceeds on debt obligations                                                   502,230               25,000            6,051,085
 Payments received on stock subscription receivables                                  -                    -                5,000
 Stock offering costs                                                                 -                    -                    0
 Payments on debt obligations                                                         -                    -             (522,810)
                                                                     -------------------  -------------------   ------------------
  Net cash provided by financing activities                                     502,230               25,007           18,414,072
                                                                     -------------------  -------------------   ------------------
Effect of Exchange Rate Changes on Cash                                               -                    -              203,242
                                                                     -------------------  -------------------   ------------------
   Net increase (decrease) in cash                                              (44,899)            (531,739)               1,236
Cash
 Beginning                                                                       46,135              718,893                    -
                                                                     -------------------  -------------------   ------------------
 Ending                                                                         $ 1,236            $ 187,154              $ 1,236
                                                                     ===================  ===================   ==================

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and its cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note 2. LICENSE AGREEMENT

The Company has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. As of December 31, 1997, the Company had paid $1,000,000 of cumulative royalty payments. In order to maintain its exclusive rights under the license agreement, the Company must make a $150,000 payment by December 31, of each of 1998 and 1999. The Company accrues quarterly a pro-rata portion of the $150,000 annual payment and will continue to do so until royalty accruals based on revenues exceed such minimum annual payment amount.

Note 3. SERIES A PREFERRED STOCK

In November 1998, the Company established an additional class of shares as Series A Preferred Stock (the "Series A Stock"), and designated 2,500,000 of its authorized shares as Series A Stock. Such shares have no par value and a liquidation value of $3.00 per share. Each share of Series A Stock is convertible into, and has voting rights equal to, four shares of Common Stock. If any time after November 5, 2003 the Company receives written request of the holders of at least 50% of the outstanding shares of Series A Stock, the Company will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10% return per annum. Series A Stock is automatically converted into shares of Common Stock in the event (i) the Company closes on an offering of at least $5,000,000 or (ii) at least 50% of the number of shares of Series A Stock that were outstanding as of November 30, 1998 have been converted or redeemed. The Company issued 1,624,715 shares of Series A Stock after the quarter ended September 30, 1998.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. ("Quantech" or the "Company") is a Minnesota corporation originally founded in 1991. Quantech is completing development of its critical care DBx diagnostic system. Quantech's proprietary and robust digital detection Surface Plasmon Resonance ("SPR") biosensor technology provides the DBx with user friendly multi-test capabilities. Quantech's critical care system will have the ability to perform a complete range of clinically related, quantitative whole blood tests on a single instrument near the patient in 10 to 20 minutes. The system will be marketed to hospital Critical Care Units, with the initial focus being Emergency Departments. Hospital Critical Care Units, such as the Emergency Department, are best able to recognize the immediate positive impact Quantech's system will have on patient treatment and satisfaction, determination of appropriate clinical care path and cost containment.

         Quantech's system will consist of an easy to use bench top instrument and test disposables. Each disposable will contain one test, or a panel of up to four clinically related tests, which will define the particular tests to be conducted by the instrument. The Company has received FDA 510(k) approval for its first test for the detection and quantification of the cardiac marker Myoglobin. This cardiac marker is an aid to physicians in the diagnosis of an early stage heart attack. Further tests, including the cardiac markers CK-MB and troponin I and the pregnancy marker hCG, are being developed.

         Quantech and The Perkin-Elmer Corporation ("Perkin-Elmer"), a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. Such agreement provides Perkin-Elmer with exclusive licenses to certain Quantech technology for use outside of Quantech's core area of non-nucleic medical diagnostics. Quantech has licensed back from Perkin-Elmer technology that provides a large density, high throughput diagnostic testing capacity for its SPR technology. Quantech believes this capability will allow it to expand its digital SPR technology into central lab, ICU/CCU, ambulatory, doctor office and home testing markets.

         Quantech is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement and remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

         The Company has incurred a net loss of $19,600,366 from September 30, 1991 (date of inception) through September 30, 1998 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three months ended September 30, 1998 the Company had interest income of $653 compared to $6,824 for the same period in 1997. This decrease is a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

         General and administration expenses increased by $83,971 to $306,828 for the three months ended September 30, 1998 from $222,857 for the three months ended September 30, 1997. The increase in general and administrative spending was primarily due to costs associated with financing activities, expenses incurred to attend the American Association for Clinical Chemistry meeting, and additional expenses related to Company expansion. The Company anticipates that these expenses will continue to increase as the Company completes development of its system and begins to manufacture and distribute its products.

         Research and development costs increased to $528,111 in the three months ended September 30, 1998 from $314,261 in the same period of 1997. This increase was primarily due to expenses related to the preparation of 510(k) submissions to the FDA, and engineering design work on the DBx commercial instrument and related disposables. The Company expects R&D spending to increase significantly as the Company completes the commercial development of its system, conducts additional FDA work, and begins to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $37,500 during the quarter ended September 30, 1998 compared to $18,750 for the same quarter in 1997. This increase was due to the accrual for the minimum payments scheduled for December 1998 and 1999. Royalty expense is expected to remain at $37,500 per quarter through December 1999 (see Notes to Financial Statements, Note 2 - License Agreement).

         Interest expense increased to $671,532 for the quarter ended September 30, 1998 compared to $39,376 during the same period in 1997. The higher interest cost was primarily the result of increased debt from the sale of promissory notes including a $546,902 one-time charge to reflect the conversion feature of the notes. Future interest expense is expected to decrease significantly due to the conversion of the promissory notes into preferred stock subsequent to September 30, 1998.

         For the three months ended September 30, 1998 Quantech had a loss of $1,543,318 as compared to $588,420 for the same period ended September 30, 1997. A substantial portion of this increased loss was interest cost, with the remaining increase a result of higher operating expenses and lower interest income.

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

Liquidity and Capital Resources

         From inception to September 30, 1998, Quantech has raised approximately $18,900,000 through a combination of public stock sales, private stock sales and debt obligations. In November 1998, the Company raised net proceeds of $1,387,000 from the sale of 500,000 shares of its Series A Convertible Preferred Stock (the "A Preferred Stock") to accredited investors. The shares were priced at $3.00 per share and each share of A Preferred Stock is convertible into four shares of Common Stock. Noteholders also converted $3,374,138 of the Company's promissory notes into 1,124,715 shares of the A Preferred Stock in November 1998.

         The Company anticipates that the proceeds of this offering will be sufficient to allow it to maintain operations through January 1999. Additional financing will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the Quantech system, establish manufacturing capabilities and introduce the system to market. Quantech is currently reviewing multiple avenues of future funding including a secondary offering of securities, private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. See "Cautionary Statements - Immediate and Future Capital Needs." Although the Company has a limited lending arrangement with its bank, it does not anticipate receiving significant funding from commercial lenders.

         Quantech incurred capital expenditures of $36,046 in the three month period ended September 30, 1998. The Company anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         The Company currently has outstanding 2,624,952 shares of Common Stock, and 1,624,715 shares of A Preferred Stock. It also has options and warrants outstanding to purchase an additional 4,256,287 shares of Common Stock at exercise prices from $0.75 to $14.40.

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

Immediate and Future Capital Needs

         The Company does not have sufficient funds to complete development of its system, submit its system to the FDA or commence commercial production and sales of its system. The Company's ability to continue as a going concern, complete its system, submit its system to the FDA and commence sales will depend upon the continued availability of investment capital, funding made by strategic partner(s) or licensing revenues, until revenues from the sale of instruments and associated test disposables are sufficient to maintain operations. Additional funds may have to be raised through equity or debt financing. There can be no assurance that any additional financing can be obtained on favorable terms, if at all. Such additional financing may result in dilution to Company shareholders and/or additional debt to the Company. If funding is not available immediately, and in the future when needed, the Company may be forced to cease operations and abandon its business. In such event, Company shareholders could lose their entire investment.

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

Other Factors

         As described in the Company's Form 10-KSB for the year ended June 30, 1998 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, technological obsolescence, ability to maintain patent protection on the Company's technology and not violate others rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability and market for the Company's shares.


ITEM 3                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

Not Applicable.

PART II
                                                         OTHER INFORMATION


Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        In September 1998 the Company sold 7,557 shares of Common Stock at $0.75 per share to an acredited investor. Also in September 1998 the Company sold 5,000 shares of Common Stock at $1.13 per share to an acredited investor. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The purchasers of such Common Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        In October 1998, 25,000 shares of Common Stock were issued pursuant to conversion of a promissory note. The shares were sold pursuant to
        Section 3(a)(9) of the 1933 Act. The purchaser of such Common Stock acquired these securities for its own account.

        In November 1998, the Company sold 500,000 shares of its Series A Convertible Preferred Stock to accredited investors at a price of $3.00 per share, and issued 1,124,715 shares of Series A Convertible Preferred Stock pursuant to conversion of promissory notes at a conversion price of $3.00 per share. Each share of Series A Convertible Preferred Stock is convertible into four shares of the Company's Common Stock. The shares were sold pursuant to Section 4(2) of the 1933 Act and Rule 506 promulgated thereunder. The purchasers of such Preferred Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on 8-K
        a.  Exhibits -
           3.1  Articles of Incorporation, as amended to date
          27.   Financial Data Schedule (filed in electronic format only)
        b.  Reports on 8-K - None

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

                                  QUANTECH LTD

                                 /s/ Robert Case
                                   Robert Case
                                   Chief Executive Officer

                                 /s/ Gregory G. Freitag
                                   Gregory G. Freitag
                                   Chief Operating Officer and
                                   Chief Financial Officer
Date: November 16, 1998

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                               September 30, 1998



Exhibit Number                            Description
--------------------   ---------------------------------------------------------
       3.1            Articles of Incorporation, as amended to date
      27              Financial Data Schedule (filed in electronic format only)