Form 10QSB
period 1998-12-31
QUANTECH LTD /MN/
filed 1999-01-26
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File Number:
December 31, 1998                                                0 - 19957

                                  Quantech Ltd.
             (Exact name of registrant as specified in its charter)

            Minnesota                                       41-1709417
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
               (Address of principal executive offices) (Zip code)

                                 (651)-647-6370
              (Registrant's telephone number, including area code)

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

                      YES     X             NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,723,082 shares of Common Stock, no par value, as of January 22, 1999.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                        Page No.

   Item 1:     Financial Statements:

        Balance Sheets as of December 31, 1998 and June 30, 1998              3

        Statements of Operations for the Three Months and Six Months Ended
        December 31, 1998 and 1997 and from inception to December 31, 1998    4

        Statement of Stockholders' Equity from inception                      6
        to December 31, 1998

        Statements of Cash Flows for the Six Months ended December 31,
        1998 and 1997 and from inception to December 31, 1998                 8

        Notes to Financial Statements                                         9

   Item 2:      Management's Discussion and Analysis or Plan of Operation    10

   Item 3:      Quantitative and Qualitative Disclosure About Market Risk    14

PART II.    OTHER INFORMATION                                                15

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                        (Unaudited)
                                                              December 31,      June 30,
                                                                  1998            1998
                                                              ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $      7,198    $     46,135
  Prepaid expenses:
      Product development expenses                                 115,000         115,000
      Other                                                         44,020          42,044
                                                              ------------    ------------
Total current assets                                               166,218         203,179
                                                              ------------    ------------

EQUIPMENT
  Equipment                                                        402,539         366,493
  Leasehold improvements                                            15,000          15,000
                                                              ------------    ------------
                                                                   417,539         381,493
   Less accumulated depreciation                                  (238,318)       (202,201)
                                                              ------------    ------------
Total equipment                                                    179,221         179,292
                                                              ------------    ------------

OTHER ASSETS
  License agreement, at cost, less amortization                  2,572,494       2,735,807
  Prepaid product development expense, less current portion              0          57,500
  Patents, at cost                                                  13,045           9,029
                                                              ------------    ------------
Total other assets                                               2,585,539       2,802,336
                                                              ------------    ------------

TOTAL  ASSETS                                                 $  2,930,978    $  3,184,807
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                             $    300,000    $  3,112,818
  Accounts payable                                                  77,266          97,333
  Accrued expenses:
    Interest                                                         1,000          48,594
    Spectrum Diagnostics Inc. obligations                           19,846          19,846
    Minimum royalty commitment                                           0          75,000
    Accrued payroll/vacation                                       120,299         103,157
                                                              ------------    ------------
Total current liabilities                                          518,411       3,456,748
                                                              ------------    ------------

REDEEMABLE PREFERRED STOCK                                       4,916,152               0

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding 2,723,082 shares at
   December 31, 1998; and 2,565,040 at June 30, 1998            16,484,998      16,308,438
  Additional paid-in capital                                     2,152,165       1,476,669
  Prepaid Engineering Development                                 (388,500)              0
  Deficit accumulated during the development stage             (20,752,248)    (18,057,048)
                                                              ------------    ------------
Total stockholders' equity (deficit)                            (2,503,585)       (271,941)
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                        $  2,930,978    $  3,184,807
                                                              ============    ============


                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                         Period From
                                                                         September 30,
                                           Six Months     Six Months     1991 (Date of
                                             Ended          Ended        Inception), to
                                          December 31,    December 31,    December 31,
                                              1998            1997            1998
                                          ------------    ------------    ------------

Interest Income                           $      1,068    $      9,907    $    184,284
                                          ------------    ------------    ------------

Expenses:
  General and Administrative                   931,641         484,251      10,093,425
  Research and Development                     974,645         595,349       7,228,711
  Minimum Royalty expense                       75,000          37,500       1,150,000
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                 --              --           556,150
  Net Exchange (gain)                             --              --           (67,172)
  Interest                                     714,982          99,821       1,932,823
                                          ------------    ------------    ------------
Total Expenses                               2,696,268       1,216,921      20,893,937
                                          ------------    ------------    ------------

Loss before income taxes                    (2,695,200)     (1,207,014)    (20,709,653)

Income Taxes                                      --              --            42,595
                                          ------------    ------------    ------------

Net Loss                                  $ (2,695,200)   $ (1,207,014)   $(20,752,248)
                                          ============    ============    ============

Loss per basic and diluted common share   $      (1.03)   $      (0.49)
Weighted average common shares
  outstanding                                2,623,735       2,488,451


                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                               Three Months        Three Months
                                                   Ended              Ended
                                               December 31,        December 31,
                                                   1998                1997
                                               -----------         -----------

Interest Income                                $       415         $     3,083
                                               -----------         -----------

Expenses:
  General & Administrative                         624,813             261,394
  Research and development                         446,534             281,088
  Minimum royalty expense                           37,500              18,750
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                     --                  --
  Net exchange (gain)                                 --                  --
  Interest                                          43,450              60,445
                                               -----------         -----------
                                                 1,152,297             621,677
                                               -----------         -----------
Loss before income taxes                        (1,151,882)           (618,594)

Income taxes                                          --

                                               ===========         ===========
Net loss                                       $(1,151,882)        $  (618,594)
                                               ===========         ===========


Loss per basic and diluted common share        $     (0.43)        $     (0.24)
Weighted average common shares
  outstanding                                    2,669,720           2,552,038

                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1998

                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                        Prepaid          During
                                             Common Stock             Additional      Engineering         the
                                                                        Paid-In        Develop-       Development
                                          Shares        Amount          Capital          ment            Stage
                                         --------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                                                ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991        160,000      $3,154,574
 Common stock issued, November 1991        30,000        $611,746      $1,788,254
 Common stock issuance costs                                            ($889,849)
 Cumulative translation adjustment
 Common stock issued, September 1992       35,000        $699,033        $875,967
 Common stock issuance costs                                            ($312,755)
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                         --------------------------------------------------------------------------
Balance, December 31, 1992                225,000      $4,465,353      $1,461,617              $0      ($3,475,608)
 Net loss                                                                                                ($996,089)
 Common stock transactions:
 Common stock issued, January 1993          8,000          $1,600        $118,400
 Common stock issued, April 1993            1,500            $300         $11,700
 Change in common stock par
    value resulting from merger                       ($4,420,353)     $4,420,353
 Repayments
                                         --------------------------------------------------------------------------
Balance,June 30, 1993                     234,500         $46,900      $6,012,070              $0      ($4,471,697)
 Net loss                                                                                              ($1,543,888)
 240,000 shares of common
    stock to be issued
 Repayments
                                         --------------------------------------------------------------------------
Balance, June 30, 1994                    234,500         $46,900      $6,012,070              $0      ($6,015,585)
 Net loss                                                                                              ($2,070,292)
 Common stock issued, June 1995           107,500         $21,500        $276,068
 Warrants issued for services                                             $40,200
                                         --------------------------------------------------------------------------
Balance June 30, 1995                     342,000         $68,400      $6,328,338              $0      ($8,085,877)
 Net loss                                                                                              ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                            308,000         $61,600      $1,304,450
    August, 1995                           35,880          $7,176        $161,460
    September, 1995                       690,364        $138,073      $2,370,389
    November, 1995                         94,892         $18,978        $425,482
    December, 1995                        560,857        $112,172      $1,292,473
    May, 1996                             313,750         $62,750      $3,300,422
    June, 1996                                252             $51          $3,650
 Payments received on
    subscription receivable                  (960)           (192)       ($14,808)
 Compensation expense recorded
    on stock options                                                     $125,000
                                         --------------------------------------------------------------------------
Balance, June 30, 1996                   2,345,035       $469,008     $15,296,856              $0     ($10,482,840)
 Net loss                                                                                              ($3,925,460)
 Stock offering costs                                                    ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                            500            $100          $2,400
    October 1996                            8,500          $1,700         $40,800
    November 1996                             750            $150          $3,600
    December 1996                          13,500          $2,700         $64,800
    January 1997                            1,000            $200          $4,800
    February 1997                           7,500          $1,500         $17,250
    March 1997                              7,000          $1,400         $33,600
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options                                                      $48,000
 Common stock issued, June 1997            18,250          $3,650        $105,850
 Warrants issued with notes payable                                          $371
                                         --------------------------------------------------------------------------


(Table continued)


                                               Sub-        Paid for         Due        Cumulative
                                            scriptions        Not          From        Translation
                                            Receivable      Issued       Officers      Adjustment
                                          ----------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment                                                       $387,754
 Common stock issued, September 1992           ($53,689)
 Common stock issuance costs
 Common stock to be issued                                   $120,000
 Cumulative translation adjustment                                                      ($209,099)
 Elimination of cumulative
    translation adjustment                                                              ($178,655)
 Officers advances, net                                                    ($27,433)
                                          ----------------------------------------------------------
Balance, December 31, 1992                     ($53,689)     $120,000      ($27,433)           $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                          ($120,000)
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments                                                                  $5,137
                                          ----------------------------------------------------------
Balance,June 30, 1993                          ($53,689)           $0      ($22,296)           $0
 Net loss
 240,000 shares of common
    stock to be issued                                        $30,000
 Repayments                                     $53,689                     $22,296
                                          ----------------------------------------------------------
Balance, June 30, 1994                               $0       $30,000            $0            $0
 Net loss
 Common stock issued, June 1995                ($20,000)     ($30,000)
 Warrants issued for services
                                          ----------------------------------------------------------
Balance June 30, 1995                          ($20,000)           $0            $0            $0
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on
    subscription receivable                     $20,000
 Compensation expense recorded
    on stock options
                                          ----------------------------------------------------------
Balance, June 30, 1996                               $0            $0            $0            $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996                              ($57,500)
    January 1997
    February 1997
    March 1997
 Payments received on
    subscription receivable                     $57,500
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                           ----------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1998

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                  Prepaid              During
                                                         Common Stock             Additional    Engineering             the
                                                                                    Paid-In       Develop-          Development
                                                   Shares          Amount           Capital         ment                Stage
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1997                            2,402,035         $480,408       $15,606,017          $0          ($14,408,300)
 Net Loss                                                                                                            ($3,648,748)
 Conversion of common stock from par value
    to no par value                                              $15,392,446      ($15,392,446)
 Common stock issued for license agreement:
    September 1997                                  150,000         $390,000
 Common stock issued for equipment and
    services received: March 1998                    13,078          $45,584
 Warrants issued for services received:
    March 1998                                                                         $15,215
    April 1998                                                                            $500
 Warrants issued with notes payable                                                       $939
 Amount attributable to value of debt
    conversion feature                                                                $988,444
 Warrants issued for license agreement
    December 1997                                                                     $230,000
 Compensation expense recorded
    on stock options                                                                   $28,000
 Adjustment of fractional shares due to
    1-for 20 reverse stock split                        (73)
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1998                            2,565,040      $16,308,438        $1,476,669              $0      ($18,057,048)
 Net Loss                                                                                                            ($2,695,200)
 Warrants issued with notes payable                                                        $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                         2,000           $7,060
    September 1998                                    3,400          $12,002
    October 1998                                     25,000          $18,750
 Common stock issued upon exercise of
    warrant: August 1998                              2,045           $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                         5,714          $20,000
    August 1998                                       9,196          $27,589
    September 1998                                   12,557          $11,318
    December 1998                                     6,078           $5,688
 Stock options issued for services:
    October 1998                                                                       $42,000
 Compensation expense recorded
    on stock options                                                                   $21,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                                   92,052          $69,039
 Warrants issued for services:
     November 1998                                                                    $619,000       ($518,000)
 Amortization of warrant expense                                                                      $129,500
 Accrete to liquidation value on Series A
    Convertible Preferred Stock                                                        ($6,580)
                                                 ==================================================================================
Balance, December 31, 1998                       2,723,082      $16,484,998        $2,152,165       ($388,500)      ($20,752,248)
                                                 ==================================================================================





                                                        Sub-        Paid for        Due         Cumulative
                                                     scriptions       Not           From        Translation
                                                     Receivable     Issued        Officers      Adjustment
                                                 -----------------------------------------------------------
Balance, June 30, 1997                                      $0             $0            $0              $0
 Net Loss
 Conversion of common stock from par value
    to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to
    1-for 20 reverse stock split
                                                 -----------------------------------------------------------
Balance, June 30, 1998                                      $0             $0            $0              $0
 Net Loss
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options
 Common stock issued upon conversion
    of preferred stock:
     November 1998
 Warrants issued for services:
     November 1998
 Amortization of warrant expense
 Accrete to liquidation value on Series A
    Convertible Preferred Stock
                                                 ===========================================================
Balance, December 31, 1998                                  $0             $0            $0              $0
                                                 ===========================================================

                                  QUANTECH LTD
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                                         Period From
                                                                                                        September 30,
                                                                   Six Months          Six Months       1991 (Date of
                                                                     Ended               Ended          Inception), to
                                                                   December 31,        December 31,      December 31,
                                                                      1998                1997               1998
                                                                -----------------   -----------------  -----------------
Cash Flows From Operating Activities
 Net Loss                                                     $ (2,695,200)        $ (1,207,014)        $(20,752,248)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                    --                   --               (178,655)
  Depreciation                                                      36,117               15,603              284,672
  Amortization                                                     220,811               80,408            1,957,155
  Noncash compensation, services and interest                      808,798                 --              2,133,477
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                          --                   --                556,150
  Write down of investment                                            --                   --                 67,500
  Change in assets and liabilities, net of effects
   from purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                           6,824                  319               48,872
    Increase (decrease) in accounts payable                        (20,067)             (27,664)              69,044
    Increase (decrease) in accrued expenses                       (105,452)             (25,102)             415,269
                                                              ------------         ------------         ------------
     Net cash used in operating activities                      (1,748,169)          (1,163,450)         (15,398,764)
                                                              ------------         ------------         ------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                 (8,457)              (1,353)            (446,708)
 Proceeds on disposition of property                                  --                      0               37,375
 Patent expenses                                                    (4,016)                (134)             (13,045)
 Organization expenses                                                --                   --                (97,547)
 Officer advances, net                                                --                   --               (109,462)
 Purchase of investment                                               --                   --               (225,000)
 Purchase of license agreement                                        --                   --             (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                               --                   --               (320,297)
 Prepaid securities issuance costs                                    --                (10,403)            (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                       --                   --             (1,204,500)
                                                              ------------         ------------         ------------
   Net cash used in investing activities                           (12,473)             (11,890)          (4,430,827)
                                                              ------------         ------------         ------------

Cash Flows From Financing Activities
 Net proceeds from the sale of preferred stock,
   common stock and warrants                                     1,669,475                    7           14,550,272
 Proceeds on debt obligations                                      252,230               25,000            5,801,085
 Payments received on stock subscription receivables                  --                   --                  5,000
 Stock offering costs                                                 --                   --                      0
 Payments on debt obligations                                     (200,000)                --               (722,810)
                                                              ------------         ------------         ------------
  Net cash provided by financing activities                      1,721,705               25,007           19,633,547
                                                              ------------         ------------         ------------

Effect of Exchange Rate Changes on Cash                               --                   --                203,242
                                                              ------------         ------------         ------------
   Net increase (decrease) in cash                                 (38,937)          (1,150,333)               7,198
Cash
 Beginning                                                          46,135              718,893                 --
                                                              ------------         ------------         ------------
 Ending                                                       $      7,198         $   (431,440)        $      7,198
                                                              ============         ============         ============

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations for the three and six month periods and its cash flows for the six month periods ended December 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note 2. LICENSE AGREEMENT

The Company has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. As of December 31, 1998, the Company had paid $1,150,000 of cumulative royalty payments. In order to maintain its exclusive rights under the license agreement, the Company must make a final $150,000 payment by December 31, 1999. The Company accrues quarterly a pro-rata portion of the $150,000 annual payment, and will continue to do so until royalty accruals based on revenues exceed such minimum annual payment amount.

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

In November 1998, the Company established an additional class of shares as Series A Convertible Preferred Stock (the "Series A Stock"), and designated 2,500,000 of its authorized shares as Series A Stock. Such shares have no par value and a liquidation preference of $3.00 per share. Each share of Series A Stock is convertible into, and has voting rights equal to, four shares of Common Stock. If any time after November 5, 2003 the Company receives written request of the holders of at least 50% of the outstanding shares of Series A Stock, the Company will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10% return per annum. Series A Stock is automatically converted into shares of Common Stock in the event (i) the Company closes on an equity financing of at least $5,000,000 or
(ii) at least 50% of the number of shares of Series A Stock that were outstanding as of November 30, 1998 have been converted or redeemed. As of January 22, 1999 there were 1,702,319 shares of Series A Stock issued and outstanding.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History

         Quantech Ltd. ("Quantech" or the "Company") is a Minnesota company originally founded in 1991. We are completing development of our multi-test critical care DBx diagnostic system (the "DBx"). The DBx uses Quantech's proprietary and robust digital detection Surface Plasmon Resonance ("SPR") biosensor technology. Our use of SPR enables us to integrate multiple diagnostic methodologies, such as immunoassays, DNA probes and chemical binding, into a single, simple system. This flexibility should allow the DBx to provide an extensive menu of rapid, quantitative STAT tests to hospital critical care units.

         We believe the Emergency Department ("ED") represents the most pressing and unmet customer need for critical care STAT testing. The ED is a significant market requiring a complete menu of clinically related, quantitative, rapid turnaround tests on a single instrument. We are designing the DBx to meet the needs of the ED. The DBx is expected to have the STAT test menu and test performance of central and STAT labs, but with test results in 10 to 20 minutes. Its configuration will consist of a bench top instrument and a series of disposables each offering a single test or a panel of clinically related STAT tests. The system analyzes both whole blood and urine without preparation or addition of reagents by lab technicians or removal of sample from the collection device. We believe this ease of use and ability to locate the DBx in the ED will economically provide hospital physicians with faster STAT test results than hospital central or STAT laboratories.

         We received FDA 510(k) approval for our first cardiac marker test myoglobin and have submitted to the FDA a 510(k) for the cardiac marker CK-MB. These cardiac marker tests aid physicians in the diagnosis of a heart attack. We expect submission to the FDA of our pregnancy test in late January 1999. Further tests, including the cardiac marker troponin I, are under development.

         In November 1998, we entered into a development agreement with Millennium Medical Systems, LLC ("Millennium"). Under the terms of the agreement, Millennium will provide us with the proof of concept version of our DBx commercial system in exchange for a warrant to purchase shares of Quantech Common Stock. This agreement reduces our cash needs for the development of our product, and allows us to concentrate our resources on expanding the system test menu, commercial system completion, marketing and manufacturing.

         Quantech and The Perkin-Elmer Corporation ("Perkin-Elmer"), a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. This agreement provides Perkin-Elmer with exclusive licenses to some of our technology for use outside of our core area of non-nucleic medical diagnostics. We have licensed back from Perkin-Elmer technology that provides a large density, high throughput diagnostic testing capacity for our SPR technology. We believe this capability will allow us to expand our digital SPR technology into central lab, ICU/CCU, surgical suite, doctor office and home testing markets.

         Quantech is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

         The Company has incurred a net loss of $20,752,248 from September 30, 1991 (date of inception) through December 31, 1998 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and six months ended December 31, 1998 the Company had interest income of $415 and $1,068 compared to $3,083 and $9,907 for the same periods in 1997. These decreases were a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations, research and development, and to reduce borrowing from its $750,000 bank credit facility.

         General and administration expenses increased to $624,813 and $931,641 for the three months and six months ended December 31, 1998 from $261,394 and $484,251 for the same periods in 1997. The increases in general and administrative spending for the quarter were primarily due to costs associated with financing activities, including commission expense of $190,000, charges of $78,000 for warrants and options issued in connection with financing activities and professional fees of $32,000. Such expense increases for the six months were $198,000, $78,000 and $39,000, respectively. Additional expenses for the three and six month periods related to Company expansion also contributed to the increase in general and administration expense. The Company anticipates that these expenses will be lower during the quarter ending March 31, 1999 due to reduced financing activity, but then will increase as the Company raises additional funding, completes development of its system and begins to manufacture and distribute its products.

         Research and development costs increased to $446,534 and $974,645 in the three months and six months ended December 31, 1998 from $281,088 and $595,349 in the same periods of 1997. These increases were primarily due to expenses related to the preparation of 510(k) submissions to the FDA, and engineering design work on the DBx commercial instrument and related disposables, including year-to-date charges of $200,500 for warrants and options issued in connection with research and development agreements. The Company expects R&D spending to remain flat during the quarter ending March 31, 1999 and then increase as the Company completes the commercial development of its system, conducts additional FDA work, and begins to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $37,500 and $75,000 during the three and six months ended December 31, 1998 compared to $18,750 and $37,500 for the same periods in 1997. These increases were due to the accrual for the minimum payment made in December 1998. Royalty expense is expected to remain at $37,500 per quarter through December 1999 (see Notes to Financial Statements,
Note 2 - License Agreement).

         Interest expense decreased to $43,450 from $60,445 for the quarter ended December 31, 1998 as a result of the conversion of promissory notes into preferred stock on November 5, 1998. Interest expense for the six months ended December 31, 1998 increased to $714,982 compared to $99,821 during the same period in 1997 primarily due to increased debt from the sale of promissory notes including a $546,902 charge to reflect the beneficial conversion feature of the now converted notes. Interest expense is expected to decrease during the quarter ending March 31, 1999 due to the effect of the conversion of the promissory notes for all three months of the quarter, and then to remain flat.

         For the three and six months ended December 31, 1998 Quantech had losses of $1,151,882 and $2,695,200 as compared to $618,594 and $1,207,014 for the same periods in 1997. The higher loss for the quarter was primarily due to increased operating expenses partially offset by lower interest expense. A substantial portion of the increased loss for the six month period was interest cost, with the remaining increase a result of higher operating expenses and lower interest income.

         The timetable for submitting additional tests to the FDA and introduction of Quantech's DBx system to the market will be influenced by the Company's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system and develop further tests, and delays it may encounter with the FDA in its review of Quantech's tests and system. There can be no assurance that the Company will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial system.

Liquidity and Capital Resources

         From inception to December 31, 1998, Quantech has raised approximately $20,350,000 through a combination of public stock sales, private stock sales and debt obligations. In November and December 1998, the Company raised net proceeds of $1,669,475 from the sale of 600,617 shares of its Series A Convertible Preferred Stock (the "A Preferred Stock") to accredited investors. The shares were priced at $3.00 per share and each share of A Preferred Stock is convertible into four shares of Common Stock. Noteholders also converted $3,374,138 of the Company's promissory notes into 1,124,715 shares of the A Preferred Stock in November 1998. Additionally, in November 1998 Quantech issued a warrant to purchase 1,800,000 shares of Common Stock at $1.10 per share in exchange for engineering development work.

         The Company anticipates that its cash on hand and bank credit facility, which had $450,000 available as of December 31, 1998, along with the lower cash requirements resulting from the Millennium development agreement will allow it to maintain operations through April 1999. Additional financing will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the Quantech system, establish manufacturing capabilities and introduce the system to market. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. See "Cautionary Statements - Immediate and Future Capital Needs." Although the Company has a limited lending arrangement with its bank to a maximum of $750,000, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of $36,046 in the six month period ended December 31, 1998. The Company anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as the Company nears product introduction. The timing and amount of such expenditures will be governed by the Company's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         The Company currently has outstanding 2,723,082 shares of Common Stock, and 1,702,319 shares of A Preferred Stock convertible into 6,809,276 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 6,255,031 shares of Common Stock at exercise prices from $0.75 to $14.40.

Cautionary Statements

         The Company wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

Immediate and Future Capital Needs

         We do not have sufficient funds to complete commercial development or commence production and sales of our system. Until the revenues from sale of the instruments and associated test disposables are sufficient to maintain operations, Quantech's ability to continue as a going concern, complete its system, submit its commercial system and tests to the FDA and commence sales will depend upon the continued availability of investment capital, funding made available by strategic partner(s) or licensing revenues. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Such additional financing will result in dilution to Company shareholders. If funding is not available when needed, we may be forced to cease operations and abandon our business. In such event, Company shareholders could lose their entire investment.

No History of Operations; Development Stage Company; Going Concern Uncertainty

         To date, we do not have a product ready to be brought to market. Accordingly, Quantech has no operating history and its proposed operations are subject to all of the risks inherent in a new business enterprise, including commercial development of its products, lack of marketing experience and lack of production history.

         The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, those historically encountered by us, and the competitive environment in which we will operate. We have not had any significant revenues to date. As of June 30, 1998 and December 31, 1998, we had an accumulated deficit of $18,057,048 and $20,752,248, respectively. The report of the independent auditors on the Company's financial statements for the year ended June 30, 1998 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. We are a development stage company which has suffered losses from operations, requires additional financing, needs to continue development of our product, and ultimately needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop a commercially viable product or marketing system or attain profitable operations.

No Assurance of Successful and Timely Development of Quantech's System

         Our DBx system, consisting of reading instrumentation and associated disposables, is under various stages of development. We are conducting such development using both internal and external resources. Further development and testing will be required to prove additional testing capability beyond our current tests, commercial viability of our system, and to obtain all required FDA clearances. Until the development process for the commercial system is completed and cleared through the FDA, there can be no assurance that such system will be finished according to our current development timetable and budget, or that development will result in a system that will perform in the manner we anticipated. Additionally, the final cost of our instrument and disposables cannot be finalized until system completion. Our success, if any, will depend on our ability to timely complete our system within estimated cost parameters and efficiently develop tests to expand the DBx's menu of tests.

Year 2000 Compliance

         We believe the Company's internal systems and products are year 2000 compliant. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our system is year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our customers or suppliers, the general economy or the ability of businesses to generally receive essential service (such as telecommunications, banking services, etc.) Any such occurrence could adversely affect our business.

Other Factors

         As described in the Company's Form 10-KSB for the year ended June 30, 1998 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on the Company's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability and the limited market for the Company's shares.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        In December 1998 the Company sold 3,792 shares of Common Stock at $1.50 per share to an accredited investor. Also in December 1998 the Company sold 2,286 shares of Common Stock at $1.83 per share to an accredited investor. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The purchasers of such Common Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        In November 1998, 92,052 shares of Common Stock were issued pursuant to conversion Series A Convertible Preferred Stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers of such Common Stock acquired these securities for their own accounts.

        In November and December 1998, the Company sold 600,617 shares of its Series A Convertible Preferred Stock to accredited investors at a price of $3.00 per share, and issued 1,124,715 shares of Series A Convertible Preferred Stock pursuant to conversion of promissory notes at a conversion price of $3.00 per share. The Company paid commissions and accountable expenses in the aggregate amount of $125,700 to registered broker-dealers for acting as selling agents and issued the broker-dealers warrants to purchase up to 176,420 shares of Common Stock as additional compensation. Each share of Series A Convertible Preferred Stock is convertible into four shares of the Company's Common Stock. The sale of such shares and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and Rule 506 promulgated thereunder. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        In November 1998, the Company issued a warrant to purchase 1,800,000 shares of Common Stock in exchange for engineering development work, and issued another warrant to purchase 144,000 shares of Common Stock and paid $190,000 cash to an investment banking firm that arranged the transaction. The exercise prices of the warrants are $1.10 per share and $1.32 per share, respectively. Both warrants expire in November 2003. The sale of such warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        The Company held its annual meeting on December 15, 1998 in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

        No. 1 Election of Mr. James F. Lyons as class 3 director Votes for - 5,240,106 Votes Against - 200 Votes Withheld - 25,158 The terms of the following directors continued after the meeting: Edward E. Strickland, Richard W. Perkins and Robert Case.

        No. 2 Adoption of the 1998 Stock Option Plan Votes for - 4,001,534 Votes Against - 403,905 Abstain - 8,300 Broker Non-Votes - 851,795 No. 3 Amendment to Articles of Incorporation to increase the number of authorized shares to 75,000,000 shares consisting of 50,000,000 common shares, 2,500,000 Series A preferred shares and 22,500,000 undesignated shares Votes for - 4,275,904 Votes Against - 124,681 Abstain - 13,154 Broker Non-Votes - 851,795

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on 8-K

a.      Exhibits -

        3.1     Articles of Incorporation, as amended to date

        10.1 Research and Development Services Agreement, dated November 13, 1998, with Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on November 23, 1998, File No. 0-19957).

        27      Financial Data Schedule (filed in electronic format only)

b.      Reports on Form 8-K - None

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

                                          QUANTECH LTD

                                          /s/ Robert Case
                                          Robert Case
                                          Chief Executive Officer

                                          /s/ Gregory G. Freitag
                                          Gregory G. Freitag
                                          Chief Operating Officer and
Date: January 26, 1999                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                December 31, 1998


     Exhibit
     Number                           Description

        3.1     Articles of Incorporation, as amended to date

        10.1 Research and Development Services Agreement, dated November 13, 1998, with Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on November 23, 1998, File No. 0-19957).

        27      Financial Data Schedule (filed in electronic format only)