Form 10QSB/A
period 1998-12-31
QUANTECH LTD /MN/
filed 1999-03-25
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A (No. 1)

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

--------------------------------------------------------------------------------
                             1419 Energy Park Drive
                               St. Paul, MN 55108
--------------------------------------------------------------------------------
       (Address of principal executive offices)     (Zip code)

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

                      YES     X                          NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,721,534 shares of Common Stock, no par value, as of March 19, 1999.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                      Page No.

 Item 1: Financial Statements:

  Balance Sheets as of December 31, 1998 and June 30, 1998                   3

  Statements of Operations for the Three Months and Six Months Ended
  December 31, 1998 and 1997 and from inception to
  December 31, 1998                                                          4

  Statement of Stockholders' Equity from inception                           6
  to December 31, 1998

  Statements of Cash Flows for the Six Months ended December 31, 1998
  and 1997 and from inception to December 31, 1998                           8

  Notes to Financial Statements                                              9

Item 2:  Management's Discussion and Analysis or Plan of Operation          10

Item 3:  Quantitative and Qualitative Disclosure About Market Risk          13

PART II. OTHER INFORMATION                                                  14

                                 QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                   (Unaudited)
                                                                                  December 31,           June 30,
                                                                                      1998                 1998
                                                                               --------------------   ---------------
                                                                                                           <
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $                7,198  $         46,135
  Prepaid expenses:
      Product development expenses                                                         115,000           115,000
      Other                                                                                 44,020            42,044
                                                                               --------------------   ---------------
Total current assets                                                                       166,218           203,179
                                                                               --------------------   ---------------
EQUIPMENT
  Equipment                                                                                402,539           366,493
  Leasehold improvements                                                                    15,000            15,000
                                                                               --------------------   ---------------
                                                                                           417,539           381,493
   Less accumulated depreciation                                                          (238,318)         (202,201)
                                                                               --------------------   ---------------
Total equipment                                                                            179,221           179,292
                                                                               --------------------   ---------------
OTHER ASSETS
  License agreement, at cost, less amortization                                          2,572,494         2,735,807
  Prepaid product development expense, less current portion                                      0            57,500
  Patents, at cost                                                                          13,045             9,029
                                                                               --------------------   ---------------
Total other assets                                                                       2,585,539         2,802,336
                                                                               --------------------   ---------------
TOTAL  ASSETS                                                               $            2,930,978  $      3,184,807
                                                                               ====================   ===============
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                           $              300,000  $      3,112,818
  Accounts payable                                                                          77,266            97,333
  Accrued expenses:
    Interest                                                                                 1,000            48,594
    Spectrum Diagnostics Inc. obligations                                                   19,846            19,846
    Minimum royalty commitment                                                                   0            75,000
    Accrued payroll/vacation                                                               120,299           103,157
                                                                               --------------------   ---------------
Total current liabilities                                                                  518,411         3,456,748
                                                                               --------------------   ---------------
REDEEMABLE SERIES A PREFERRED STOCK                                                      4,851,857                 0

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding 2,705,082 shares at
   December 31, 1998; and 2,565,040 at June 30, 1998                                    16,471,498        16,308,438
  Additional paid-in capital                                                             2,320,745         1,476,669
  Unearned Engineering Development                                                        (388,500)                0
  Deficit accumulated during the development stage                                     (20,843,033)      (18,057,048)
                                                                               --------------------   ---------------
Total stockholders' equity (deficit)                                                    (2,439,290)         (271,941)
                                                                               --------------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $            2,930,978  $      3,184,807
                                                                               ====================   ===============

                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                                                             Period From
                                                                                                            September 30,
                                                               Six Months            Six Months             1991 (Date of
                                                                  Ended                 Ended               Inception), to
                                                              December 31,          December 31,             December 31,
                                                                  1998                  1997                     1998
                                                           --------------------  --------------------     -------------------
Interest Income                                                        $ 1,068               $ 9,907               $ 184,284
                                                           --------------------  --------------------     -------------------

Expenses:
  General and Administrative                                           931,641               484,251              10,093,425
  Research and Development                                             974,645               595,349               7,228,711
  Minimum Royalty expense                                               75,000                37,500               1,150,000
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                            -                     -                 556,150
  Net Exchange (gain)                                                        -                     -                 (67,172)
  Interest                                                             714,982                99,821               1,932,823
                                                           --------------------  --------------------     -------------------
Total Expenses                                                       2,696,268             1,216,921              20,893,937
                                                           --------------------  --------------------     -------------------

Loss before income taxes                                            (2,695,200)           (1,207,014)            (20,709,653)

Income Taxes                                                                 -                     -                  42,595
                                                           --------------------  --------------------     -------------------

Net Loss                                                          $ (2,695,200)         $ (1,207,014)          $ (20,752,248)
                                                           ====================  ====================     ===================
Net loss attributable to common shareholder:
   Net loss                                                       $ (2,695,200)         $ (1,207,014)
   Preferred stock accretion                                           (90,785)                    -
                                                           --------------------  --------------------
Net loss attributable to common shareholder                       $ (2,785,985)         $ (1,207,014)
                                                           ====================  ====================

Loss per basic and diluted common share                                $ (1.06)              $ (0.49)
Weighted average common shares
  outstanding                                                        2,620,475             2,488,451


                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                 Three Months             Three Months
                                                                     Ended                   Ended
                                                                 December 31,             December 31,
                                                                     1998                     1997
                                                              --------------------    ---------------------

Interest Income                                                             $ 415                  $ 3,083
                                                              --------------------    ---------------------
Expenses:
  General & Administrative                                                624,813                  261,394
  Research and development                                                446,534                  281,088
  Minimum royalty expense                                                  37,500                   18,750
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                               -                        -
  Net exchange (gain)                                                           -                        -
  Interest                                                                 43,450                   60,445
                                                              --------------------    ---------------------
                                                                        1,152,297                  621,677
                                                              --------------------    ---------------------
Loss before income taxes                                               (1,151,882)                (618,594)

Income taxes                                                                    -                        -
                                                              ====================    =====================
Net loss                                                             $ (1,151,882)              $ (618,594)
                                                              ====================    =====================
Net loss attributable to common shareholder:
   Net loss                                                          $ (1,151,882)              $ (618,594)
   Preferred stock accretion                                              (90,785)                       -
                                                              --------------------    ---------------------
Net loss attributable to common shareholder                          $ (1,242,667)              $ (618,594)
                                                              ====================    =====================

Loss per basic and diluted common share                                   $ (0.47)                 $ (0.24)
Weighted average common shares
  outstanding                                                           2,663,199                2,552,038


                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
    Period From September 30, 1991 (date of Inception), to December 31, 1998

                                                                                  Deficit
                                                                                Accumulated
                                                                    Unearned      During
                                       Common Stock    Additional  Engineering     the        Sub-    Paid for   Due    Cumulative
                                                         Paid-In    Develop-   Development scriptions    Not    From    Translation
                                     Shares    Amount    Capital      ment        Stage    Receivable  Issued  Officers Adjustment
                                    ------------------------------------------------------------------------------------------------

Balance at Inception
 Net Loss for 15 months                                                        ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991   160,000 $3,154,574
 Common stock issued, November 1991   30,000   $611,746  $1,788,254
 Common stock issuance costs                              ($889,849)
 Cumulative translation adjustment                                                                                         $387,754
 Common stock issued, September 1992  35,000   $699,033    $875,967                          ($53,689)
 Common stock issuance costs                              ($312,755)
 Common stock to be issued                                                                             $120,000
 Cumulative translation adjustment                                                                                        ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                                ($178,655)
 Officers advances, net                                                                                          ($27,433)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1992           225,000 $4,465,353  $1,461,617        $0  ($3,475,608)  ($53,689) $120,000  ($27,433)       $0
 Net loss                                                                        ($996,089)
 Common stock transactions:
 Common stock issued, January 1993     8,000     $1,600    $118,400                                   ($120,000)
 Common stock issued, April 1993       1,500       $300     $11,700
 Change in common stock par
    value resulting from merger             ($4,420,353) $4,420,353
 Repayments                                                                                                        $5,137
                                    ------------------------------------------------------------------------------------------------
Balance,June 30, 1993                234,500    $46,900  $6,012,070        $0  ($4,471,697)  ($53,689)       $0  ($22,296)       $0
 Net loss                                                                      ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                                  $30,000
 Repayments                                                                                   $53,689             $22,296
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 1994               234,500    $46,900  $6,012,070        $0  ($6,015,585)        $0   $30,000        $0        $0
 Net loss                                                                      ($2,070,292)
 Common stock issued, June 1995      107,500    $21,500    $276,068                          ($20,000) ($30,000)
 Warrants issued for services                               $40,200
                                    ------------------------------------------------------------------------------------------------


Balance June 30, 1995                342,000    $68,400  $6,328,338        $0  ($8,085,877)  ($20,000)       $0        $0        $0
 Net loss                                                                      ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                       308,000    $61,600  $1,304,450
    August, 1995                      35,880     $7,176    $161,460
    September, 1995                  690,364   $138,073  $2,370,389
    November, 1995                    94,892    $18,978    $425,482
    December, 1995                   560,857   $112,172  $1,292,473
    May, 1996                        313,750    $62,750  $3,300,422
    June, 1996                           252        $51      $3,650
 Payments received on
    subscription receivable             (960)      (192)   ($14,808)                          $20,000
 Compensation expense recorded
    on stock options                                       $125,000
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 1996              2,345,035  $469,008 $15,296,856        $0 ($10,482,840)        $0        $0        $0        $0
 Net loss                                                                      ($3,925,460)
 Stock offering costs                                      ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                       500       $100      $2,400
    October 1996                       8,500     $1,700     $40,800
    November 1996                        750       $150      $3,600
    December 1996                     13,500     $2,700     $64,800                          ($57,500)
    January 1997                       1,000       $200      $4,800
    February 1997                      7,500     $1,500     $17,250
    March 1997                         7,000     $1,400     $33,600
 Payments received on
    subscription receivable                                                                   $57,500
 Compensation expense recorded
    on stock options                                        $48,000
 Common stock issued, June 1997       18,250     $3,650    $105,850
 Warrants issued with notes payable                            $371
------------------------------------------------------------------------------------------------------------------------------------



                                                                                    Deficit
                                                                                  Accumulated
                                                                        Unearned     During
                                        Common Stock      Additional  Engineering    the         Sub-    Paid for  Due    Cumulative
                                                            Paid-In     Develop-  Development  scriptions   Not    From  Translation
                                     Shares     Amount      Capital       ment       Stage     Receivable Issued Officers Adjustment
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1997               2,402,035    $480,408  $15,606,017        $0 ($14,408,300)      $0      $0      $0        $0
 Net Loss                                                                          ($3,648,748)
 Conversion of common stock from
    par value to no par value                  $15,392,446 ($15,392,446)
 Common stock issued for license
    agreement:  September 1997         150,000    $390,000
 Common stock issued for equipment
    and services received: March 1998   13,078     $45,584
 Warrants issued for services received:
    March 1998                                                  $15,215
    April 1998                                                     $500
 Warrants issued with notes payable                                $939
 Amount attributable to value of debt
    conversion feature                                         $988,444
 Warrants issued for license agreement
    December 1997                                              $230,000
 Compensation expense recorded
    on stock options                                            $28,000
 Adjustment of fractional shares due
    to 1-for 20 reverse stock split        (73)
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 1998               2,565,040 $16,308,438   $1,476,669        $0 ($18,057,048)      $0      $0      $0        $0
 Net Loss                                                                          ($2,695,200)
 Warrants issued with notes payable                                 $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                            2,000      $7,060
    September 1998                       3,400     $12,002
    October 1998                        25,000     $18,750
 Common stock issued upon exercise of
    warrant: August 1998                 2,045      $5,114
 Common stock issued for equipment and
    services received:
    July 1998                            5,714     $20,000
    August 1998                          9,196     $27,589
    September 1998                      12,557     $11,318
    December 1998                        6,078      $5,688
 Stock options issued for services:
    October 1998                                                $42,000
 Compensation expense recorded
    on stock options                                            $21,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                      74,052     $55,539
 Warrants issued in conjunction with
     Series A Preferred Stock                                  $227,000
 Warrants issued for services:
     November 1998                                             $554,000 ($518,000)
 Amortization of engineering development                                 $129,500
 Accrete to redemption value on
    Series A Preferred Stock                                                          ($90,785)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 1998           2,705,082 $16,471,498   $2,320,745 ($388,500)($20,843,033)      $0      $0      $0        $0
                                     ===============================================================================================


                                  QUANTECH LTD
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS - UNAUDITED


                                                                                                              Period From
                                                                                                              September 30,
                                                                      Six Months           Six Months         1991 (Date of
                                                                         Ended                Ended           Inception), to
                                                                      December 31,         December 31,        December 31,
                                                                          1998                 1997                1998
                                                                   -------------------  -------------------  ------------------
Cash Flows From Operating Activities
 Net Loss                                                                $ (2,695,200)        $ (1,207,014)      $ (20,752,248)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                                  -                    -            (178,655)
  Depreciation                                                                 36,117               30,630             284,672
  Amortization                                                                220,811              186,366           1,957,155
  Noncash compensation, services and interest                                 808,798                    -           2,133,477
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                        -                    -             556,150
  Write down of investment                                                          -                    -              67,500
  Change in assets and liabilities, net of effects from purchase of Spectrum
   Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                                      6,824                 (106)             48,872
    Increase (decrease) in accounts payable                                   (20,067)             (14,489)             69,044
    Increase (decrease) in accrued expenses                                  (105,452)            (135,174)            415,269
                                                                   -------------------  -------------------  ------------------
     Net cash used in operating activities                                 (1,748,169)          (1,139,787)        (15,398,764)
                                                                   -------------------  -------------------  ------------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                            (8,457)              (5,415)           (446,708)
 Proceeds on disposition of property                                                -                    -              37,375
 Patent expenses                                                               (4,016)                (134)            (13,045)
 Organization expenses                                                              -                    -             (97,547)
 Officer advances, net                                                              -                    -            (109,462)
 Purchase of investment                                                             -                    -            (225,000)
 Purchase of license agreement                                                      -                    -          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                             -                    -            (320,297)
 Prepaid securities issuance costs                                                  -              (10,403)           (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                     -                    -          (1,204,500)
                                                                   -------------------  -------------------  ------------------
   Net cash used in investing activities                                      (12,473)             (15,952)         (4,430,827)
                                                                   -------------------  -------------------  ------------------

Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                     1,669,475                    -           1,669,475
 Net proceeds from the sale of Common Stock and warrants                            -                   62          12,880,797
 Proceeds on debt obligations                                                 252,230              487,000           5,801,085
 Payments received on stock subscription receivables                                -                    -               5,000
 Stock offering costs                                                               -                    -                   0
 Payments on debt obligations                                                (200,000)                   -            (722,810)
                                                                   -------------------  -------------------  ------------------
  Net cash provided by financing activities                                 1,721,705              487,062          19,633,547
                                                                   -------------------  -------------------  ------------------

Effect of Exchange Rate Changes on Cash                                             -                    -             203,242
                                                                   -------------------  -------------------  ------------------
   Net increase (decrease) in cash                                            (38,937)            (668,677)              7,198
Cash
 Beginning                                                                     46,135              718,893                   -
                                                                   -------------------  -------------------  ------------------
 Ending                                                                       $ 7,198             $ 50,216             $ 7,198
                                                                   ===================  ===================  ==================


                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of December 31, 1998 and the results of operations for the three and six month periods and its cash flows for the six month periods ended December 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note 2. LICENSE AGREEMENT

Quantech has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by Quantech. In addition, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. As of December 31, 1998, Quantech had paid $1,150,000 of cumulative royalty payments. In order to maintain its exclusive rights under the license agreement, Quantech must make a final $150,000 payment by December 31, 1999. Quantech accrues quarterly a pro-rata portion of the $150,000 annual payment, and will continue to do so until royalty accruals based on revenues exceed such minimum annual payment amount.

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

In November 1998, Quantech established an additional class of shares as Series A Convertible Preferred Stock, and designated 2,500,000 of its authorized shares as Series A Convertible Preferred Stock. Such shares have no par value and a liquidation preference of $3.00 per share. Each share of Series A Convertible Preferred Stock is convertible into, and has voting rights equal to, four shares of Common Stock. The Series A Convertible Preferred Stock is not redeemable until November 5, 2003. If any time after November 5, 2003 Quantech receives written request of the holders of at least 50% of the outstanding shares of Series A Convertible Preferred Stock, Quantech will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10% return per annum. Series A Convertible Preferred Stock is automatically converted into shares of Common Stock in the event (i) Quantech closes on an equity financing of at least $5,000,000 or (ii) at least 50% of the number of shares of series A preferred stock that were outstanding as of November 30, 1998 have been converted or redeemed. As of March 17, 1999 there were 1,702,706 shares of Series A Convertible Preferred Stock issued and outstanding.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech Ltd. is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the DBx. The DBx consists of an instrument that sits on the top of a counter or cart and reads disposable test cartridges developed by Quantech. Each Quantech test cartridge will contain from one to four different medical tests such as those for a heart attack or pregnancy. The DBx produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the scientific phenomenon known as surface plasmon resonance ("SPR").

         We are designing the DBx primarily for the emergency department. The DBx is expected to have the range of available tests and quality performance of hospitals' central and STAT labs, but with test time turnaround of 10 to 20 minutes. The system will analyze both whole blood and urine without preparation or addition of other substances or removal of the sample from the collection device. We believe this ease of use and the ability to locate the DBx in the emergency department will economically provide physicians with faster test results than hospital central or STAT laboratories.

         We have received approval from the FDA for our first heart attack test, which will test for the cardiac market myoglobin. We have submitted to the FDA applications for a second heart attack test, which will test for the cardiac marker CK-MB, and for a pregnancy test, which will test for hCG. Initial launch of the DBx system is expected in late 1999. Quantech believes the capabilities of its DBx system as a diverse diagnostic testing platform will meet the needs of the critical care STAT testing market enabling Quantech to be competitive in the global medical diagnostics market.

         In November 1998, we entered into a development agreement with Millennium Medical Systems, LLC. Under the terms of the agreement, Millennium will provide us with the proof of concept version of our DBx commercial system in exchange for a warrant to purchase shares of Quantech Common Stock. This agreement reduces our cash needs for the development of our product, and allows us to concentrate our resources on expanding the system test menu, commercial system completion, marketing and manufacturing.

         Quantech and The Perkin-Elmer Corporation, a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. This agreement provides Perkin-Elmer with exclusive licenses to some of our technology for use outside of our core area of non-nucleic medical diagnostics. We have licensed back from Perkin-Elmer technology that provides a large density, high throughput diagnostic testing capacity for our SPR technology. We believe this capability will allow us to expand our digital SPR technology into central lab, ICU/CCU, surgical suite, doctor office and home testing markets.

         Quantech is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement. These factors raise substantial doubt about Quantech's ability to continue as a going concern.

Results of Operations

         Quantech has incurred a net loss of $20,752,248 from September 30, 1991 (date of inception) through December 31, 1998 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, expenditures on research and development, royalty payments related to the SPR technology, and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and six months ended December 31, 1998 Quantech had interest income of $415 and $1,068 compared to $3,083 and $9,907 for the same periods in 1997. These decreases were a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations, research and development, and to reduce borrowing from its $750,000 bank credit facility.

         General and administration expenses increased to $624,813 and $931,641 for the three months and six months ended December 31, 1998 from $261,394 and $484,251 for the same periods in 1997. The increases in general and administrative spending for the quarter were primarily due to costs associated with financing activities, including commission expense of $190,000, charges of $78,000 for warrants and options issued in connection with financing activities and professional fees of $32,000. Such expense increases for the six months were $198,000, $78,000 and $39,000, respectively. Additional expenses for the three and six month periods related to Quantech expansion also contributed to the increase in general and administration expense. Quantech anticipates that these expenses will be lower during the quarter ending March 31, 1999 due to reduced financing activity, but then will increase as Quantech raises additional funding, completes development of its system and begins to manufacture and distribute its products.

         Research and development costs increased to $446,534 and $974,645 in the three months and six months ended December 31, 1998 from $281,088 and $595,349 in the same periods of 1997. These increases were primarily due to expenses related to the preparation of 510(k) submissions to the FDA, and engineering design work on the DBx commercial instrument and related disposables, including year-to-date charges of $200,500 for warrants and options issued in connection with research and development agreements. Quantech expects R&D spending to remain flat during the quarter ending March 31, 1999 and then increase as Quantech completes the commercial development of its system, conducts additional FDA work, and begins to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $37,500 and $75,000 during the three and six months ended December 31, 1998 compared to $18,750 and $37,500 for the same periods in 1997. These increases were due to the accrual for the minimum payment made in December 1998. Royalty expense is expected to remain at $37,500 per quarter through December 1999 (see Notes to Financial Statements,
Note 2 License Agreement).

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

Liquidity and Capital Resources

         From inception to December 31, 1998, Quantech has raised approximately $20,350,000 through a combination of public stock sales, private stock sales and debt obligations. In November and December 1998, Quantech raised net proceeds of

$1,669,475 from the sale of 600,617 shares of its Series A Convertible Preferred Stock to accredited investors. The shares were priced at $3.00 per share and each share of Series A Preferred Stock is convertible into four shares of Common Stock. Noteholders also converted $3,374,138 of Quantech's promissory notes into 1,124,715 shares of Series A Preferred Stock in November 1998. Additionally, in November 1998 Quantech issued a warrant to Millennium Medical Systems to purchase 1,800,000 shares of Common Stock at $1.10 per share in exchange for engineering development work.

         Quantech anticipates that its cash on hand and bank credit facility, which had $450,000 available as of December 31, 1998, along with the lower cash requirements resulting from the Millennium development agreement will allow it to maintain operations through May 1999. Additional financing of approximately $10 million through March 2000 will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the DBx, establish manufacturing capabilities and prepare for sales of the DBx. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. See "Cautionary Statements - Immediate and Future Capital Needs." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, all of which credit line will be used by the end of May 1999, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of $36,046 in the six month period ended December 31, 1998. Quantech anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as Quantech nears product introduction. The timing and amount of such expenditures will be governed by Quantech's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         Quantech currently has outstanding 2,721,534 shares of Common Stock, and 1,702,706 shares of Series A Preferred Stock convertible into 6,810,824 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 6,256,581 shares of Common Stock at exercise prices from $0.75 to $14.40. Because these options and warrants expire from May 2000 through December 2003, Quantech is not relying on any significant proceeds from the exercise of options and warrants in the next 12 months. However, the exercise of any significant number of options and warrants could provide necessary funding and such exercises could occur if Quantech continues to timely meet its milestone schedule.

Cautionary Statements

         Quantech wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, Quantech's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Quantech.

Immediate and Future Capital Needs

         Quantech does not have sufficient funds to complete commercial development or commence production and sales of the DBx. Quantech anticipates that its cash on hand and bank credit facility will allow it to maintain operations through May 1999. Additional financing of approximately $10 million of investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate through March 2000. This financing will be used to develop and submit to the FDA additional tests, complete clinical evaluation of the DBx, establish manufacturing capabilities and prepare for sales of the DBx. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders.

Going Concern Uncertainty

         Quantech has not had any significant revenues to date. As of June 30, 1998 and December 31, 1998, we had an accumulated deficits of $18,057,048 and $20,843,033, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1998, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

No Assurance of Final Development of DBx

         Components of the DBx are under various stages of development. Until DBx development is completed and cleared through the FDA, there can be no assurance that the DBx will be finished according to our current development timetable and budget. Failure to timely finish on budget will require Quantech to seek funding greater than currently anticipated, thus intensifying the risks described in Immediate and Future Capital Needs above. Additionally, the final price that we will need to charge to cover the costs of the DBx instrument and the test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If Quantech cannot receive FDA approval and offer the DBx system with certain required features at a cost acceptable to potential customers, it will be impossible for Quantech to continue operations.

Year 2000 Compliance

         We believe our internal information and non-information systems are year 2000 compliant. Quantech is in a stage of development of its products at a time when awareness of year 2000 issues allows it to build year 2000 compliance into its products and operations. We are diligently ascertaining at each step of development that our products are compliant and are in the process of contacting key suppliers to address their exposure to year 2000 related risks. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our suppliers and potential customers, the general economy or the ability of businesses to receive essential services such as telecommunications and banking. Any such occurrence could adversely affect our business.

Other Factors

         As described in Quantech's Form 10-KSB for the year ended June 30, 1998 under Cautionary Statements, there are additional factors concerning Quantech that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on Quantech's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability and the limited market for Quantech's shares.


ITEM 3                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        In December 1998 Quantech sold 3,792 shares of Common Stock at $1.50 per share to an accredited investor. Also in December 1998 Quantech sold 2,286 shares of Common Stock at $1.83 per share to an accredited investor. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The purchasers of such Common Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During November 1998 through March 1999, 90,504 shares of Common Stock were issued pursuant to conversion Series A Convertible Preferred Stock. The sale of such shares was deemed to be exempt from registration under
        Section 3(a)(9) of the 1933 Act. The purchasers of such Common Stock acquired these securities for their own accounts.

        In November and December 1998, Quantech sold 600,617 shares of its Series A Convertible Preferred Stock to accredited investors at a price of $3.00 per share, and issued 1,124,715 shares of Series A Convertible Preferred stock pursuant to conversion of promissory notes at a conversion price of $3.00 per share. Quantech paid commissions and accountable expenses in the aggregate amount of $125,700 to registered broker-dealers for acting as selling agents and issued the broker-dealers warrants to purchase up to 176,420 shares of Common Stock as additional compensation. Each share of Series A Convertible Preferred stock is convertible into four shares of Quantech's Common Stock. The sale of such shares and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and Rule 506 promulgated thereunder. The purchasers of such Preferred Stock acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        In November 1998, Quantech issued a warrant to purchase 1,800,000 shares of Common Stock in exchange for engineering development work, and issued another warrant to purchase 144,000 shares of Common Stock and paid $190,000 cash to an investment banking firm that arranged the transaction. The exercise prices of the warrants are $1.10 per share and $1.32 per share, respectively. Both warrants expire in November 2003. The sale of such warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Quantech held its annual meeting on December 15, 1998 in Minneapolis, Minnesota. Quantech solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

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

                                                    QUANTECH LTD

                                                    /s/ Robert Case
                                                    Robert Case
                                                    Chief Executive Officer

                                                    /s/ Gregory G. Freitag
                                                    Gregory G. Freitag
                                                    Chief Operating Officer and
Date: March 24, 1999                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                December 31, 1998


Exhibit Number                                      Description
--------------                   -----------------------------------------------
        3.1 Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998, File No. 0-19957).
       10.1 Research and Development Services Agreement, dated November 13, 1998, with Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on November 23, 1998, File
                                  No. 0-19957).
        27                        Financial Data Schedule (filed in
                                  electronic format only)