Form 10QSB
period 1999-03-31
QUANTECH LTD /MN/
filed 1999-05-17
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
March 31, 1999                                         0 - 19957

                                  Quantech Ltd.
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                           41-1709417
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
       (Address of principal executive offices)     (Zip code)

                                 (651)-647-6370
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  YES     X                                    NO ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,721,534 shares of Common Stock, no par value, as of May 13, 1999.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                     Page No.

 Item 1:     Financial Statements:

   Balance Sheets as of March 31, 1999 and June 30, 1998                 3

   Statements  of  Operations  for the Three  Months and Nine Months
   Ended March 31, 1999 and 1998 and from inception to
   March 31, 1999                                                        4

   Statement of Stockholders' Equity from inception
   to March 31, 1999                                                     6

   Statements  of Cash Flows for the Nine Months ended
   March 31, 1999 and 1998 and from inception to
   March 31, 1999                                                        8

   Notes to Financial Statements                                         9

 Item 2:     Management's Discussion and Analysis or Plan of Operation  10

PART II.    OTHER INFORMATION                                           15

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                     (Unaudited)
                                                                      March 31,                June 30,
                                                                         1999                    1998
                                                                   ---------------         ---------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $         403,015        $         46,135
  Prepaid expenses:
      Product development expenses                                         86,250                 115,000
      Other                                                                45,735                  42,044
      Engineering development expenses                                    194,250                       0
                                                                   ---------------         ---------------
Total current assets                                                      729,250                 203,179
                                                                   ---------------         ---------------
EQUIPMENT
  Equipment                                                               410,058                 366,493
  Leasehold improvements                                                   15,000                  15,000
                                                                   ---------------         ---------------
                                                                          425,058                 381,493
   Less accumulated depreciation                                         (257,094)               (202,201)
                                                                   ---------------         ---------------
Total equipment                                                           167,964                 179,292
                                                                   ---------------         ---------------
OTHER ASSETS
  License agreement, at cost, less amortization                         2,490,837               2,735,807
  Prepaid product development expense, less current portion                     0                  57,500
  Patents, at cost                                                         13,045                   9,029
                                                                   ---------------         ---------------
Total other assets                                                      2,503,882               2,802,336
                                                                   ---------------         ---------------
TOTAL  ASSETS                                                   $       3,401,096        $      3,184,807
                                                                   ===============         ===============
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                               $         750,000        $      3,112,818
  Accounts payable                                                        160,799                  97,333
  Accrued expenses:
    Interest                                                                2,200                  48,594
    Spectrum Diagnostics Inc. obligations                                  19,846                  19,846
    Minimum royalty commitment                                             37,500                  75,000
    Accrued payroll/vacation                                              120,299                 103,157
                                                                   ---------------         ---------------
Total current liabilities                                               1,090,644               3,456,748
                                                                   ---------------         ---------------
REDEEMABLE PREFERRED STOCK                                              4,993,334                       0

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding 2,721,534 shares at
   March 31, 1999; and 2,565,040 at June 30, 1998                      16,483,837              16,308,438
  Additional paid-in capital                                            2,320,745               1,476,669
  Deficit accumulated during the development stage                    (21,487,464)            (18,057,048)
                                                                   ---------------         ---------------
Total stockholders' equity (deficit)                                   (2,682,882)               (271,941)
                                                                   ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                          $       3,401,096        $      3,184,807
                                                                   ===============         ===============


                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                               Period From
                                                                                                              September 30,
                                                                 Nine Months          Nine Months             1991 (Date of
                                                                    Ended                Ended               Inception), to
                                                                  March 31,            March 31,                March 31,
                                                                     1999                 1998                    1999
                                                              -------------------  -------------------      ------------------
Interest Income                                                          $ 1,475             $ 10,491               $ 184,691
                                                              -------------------  -------------------      ------------------

Expenses:
  General and Administrative                                           1,208,240              836,653              10,370,024
  Research and Development                                             1,147,396              994,624               7,401,462
  Minimum Royalty expense                                                112,500               75,000               1,187,500
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                              -                    -                 556,150
  Net Exchange (gain)                                                          -                    -                 (67,172)
  Interest                                                               721,145              172,652               1,938,986
                                                              -------------------  -------------------      ------------------
Total Expenses                                                         3,189,281            2,078,929              21,386,950
                                                              -------------------  -------------------      ------------------

Loss before income taxes                                              (3,187,806)          (2,068,438)            (21,202,259)

Income Taxes                                                                   -                    -                  42,595
                                                              -------------------  -------------------      ------------------

Net Loss                                                            $ (3,187,806)        $ (2,068,438)          $ (21,244,854)
                                                              ===================  ===================      ==================

Net loss attributable to common shareholders:
   Net loss                                                         $ (3,187,806)        $ (2,068,438)
   Preferred stock accretion                                            (242,610)                   -
                                                              -------------------  -------------------
Net loss attributable to common shareholders                        $ (3,430,416)        $ (2,068,438)
                                                              ===================  ===================

Loss per basic and diluted common share                                  $ (1.29)             $ (0.82)
Weighted average common shares
  outstanding                                                          2,652,854            2,510,312



                                 QUANTECH LTD.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS


                                                                       Ended                  Ended
                                                                     March 31,              March 31,
                                                                       1999                    1998
                                                                --------------------   ---------------------
Interest Income                                                          $      407              $      584
                                                                --------------------   ---------------------
Expenses:
  General & Administrative                                                  276,599                 352,402
  Research and development                                                  172,751                 399,275
  Minimum royalty expense                                                    37,500                  37,500
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                                 -                       -
  Net exchange (gain)                                                             -                       -
  Interest                                                                    6,163                  72,831
                                                                --------------------   ---------------------
Total Expenses                                                              493,013                 862,008
                                                                --------------------   ---------------------

Loss before income taxes                                                   (492,606)               (861,424)

Income taxes                                                                      -                       -
                                                                --------------------   ---------------------
Net loss                                                                 $ (492,606)             $ (861,424)
                                                                ====================   =====================
Net loss attributable to common shareholders:
   Net loss                                                              $ (492,606)             $ (861,424)
   Preferred stock accretion                                               (151,825)                      -
                                                                --------------------   ---------------------
Net loss attributable to common shareholders                             $ (644,431)             $ (861,424)
                                                                ====================   =====================

Loss per basic and diluted common share                                  $    (0.24)             $    (0.34)
Weighted average common shares
  outstanding                                                             2,676,864               2,554,941


                                  QUANTECH LTD
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
      Period From September 30, 1991 (date of Inception), to March 31, 1999

                                                                           Deficit
                                                                         Accumulated
                                                                            During
                                          Common Stock       Additional      the         Sub-     Paid for     Due     Cumulative
                                                              Paid-In    Development  scriptions     Not       From    Translation
                                       Shares     Amount      Capital       Stage     Receivable   Issued    Officers  Adjustment
                                      --------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                   ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991      160,000  $3,154,574
 Common stock issued, November 1991      30,000    $611,746   $1,788,254
 Common stock issuance costs                                   ($889,849)
 Cumulative translation adjustment                                                                                       $387,754
 Common stock issued, September 1992     35,000    $699,033     $875,967                 ($53,689)
 Common stock issuance costs                                   ($312,755)
 Common stock to be issued                                                                         $120,000
 Cumulative translation adjustment                                                                                      ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                              ($178,655)
 Officers advances, net                                                                                       ($27,433)
                                      --------------------------------------------------------------------------------------------
Balance, December 31, 1992              225,000  $4,465,353   $1,461,617  ($3,475,608)   ($53,689) $120,000   ($27,433)        $0
 Net loss                                                                   ($996,089)
 Common stock transactions:
 Common stock issued, January 1993        8,000      $1,600     $118,400                          ($120,000)
 Common stock issued, April 1993          1,500        $300      $11,700
 Change in common stock par
    value resulting from merger                 ($4,420,353)  $4,420,353
 Repayments                                                                                                     $5,137
                                      --------------------------------------------------------------------------------------------
Balance,June 30, 1993                   234,500     $46,900   $6,012,070  ($4,471,697)   ($53,689)       $0   ($22,296)        $0
 Net loss                                                                 ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                              $30,000
 Repayments                                                                               $53,689              $22,296
                                      --------------------------------------------------------------------------------------------


Balance, June 30, 1994                  234,500     $46,900   $6,012,070  ($6,015,585)         $0   $30,000         $0         $0
 Net loss                                                                 ($2,070,292)
 Common stock issued, June 1995         107,500     $21,500     $276,068                 ($20,000) ($30,000)
 Warrants issued for services                                    $40,200
                                      --------------------------------------------------------------------------------------------
Balance June 30, 1995                   342,000     $68,400   $6,328,338  ($8,085,877)   ($20,000)       $0         $0         $0
 Net loss                                                                 ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                          308,000     $61,600   $1,304,450
    August, 1995                         35,880      $7,176     $161,460
    September, 1995                     690,364    $138,073   $2,370,389
    November, 1995                       94,892     $18,978     $425,482
    December, 1995                      560,857    $112,172   $1,292,473
    May, 1996                           313,750     $62,750   $3,300,422
    June, 1996                              252         $51       $3,650
 Payments received on
    subscription receivable                (960)       (192)    ($14,808)                 $20,000
 Compensation expense recorded
    on stock options                                            $125,000
                                      --------------------------------------------------------------------------------------------
Balance, June 30, 1996                2,345,035    $469,008  $15,296,856 ($10,482,840)         $0        $0         $0         $0
 Net loss                                                                 ($3,925,460)
 Stock offering costs                                           ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                          500        $100       $2,400
    October 1996                          8,500      $1,700      $40,800
    November 1996                           750        $150       $3,600
    December 1996                        13,500      $2,700      $64,800                 ($57,500)
    January 1997                          1,000        $200       $4,800
    February 1997                         7,500      $1,500      $17,250
    March 1997                            7,000      $1,400      $33,600
 Payments received on
    subscription receivable                                                               $57,500
 Compensation expense recorded
    on stock options                                             $48,000
 Common stock issued, June 1997          18,250      $3,650     $105,850
 Warrants issued with notes payable                                 $371
----------------------------------------------------------------------------------------------------------------------------------

                                  QUANTECH LTD
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED
     Period From September 30, 1991 (date of Inception), to March 31, 1999


                                                                                 Deficit
                                                                               Accumulated
                                                                                 During
                                               Common Stock        Additional      the         Sub-    Paid for    Due   Cumulative
                                                                    Paid-In    Development  scriptions    Not     From   Translation
                                           Shares       Amount      Capital       Stage     Receivable  Issued  Officers Adjustment
                                         -------------------------------------------------------------------------------------------
Balance, June 30, 1997                     2,402,035     $480,408  $15,606,017 ($14,408,300)       $0       $0        $0        $0
 Net Loss                                                                       ($3,648,748)
 Conversion of common stock from par value
    to no par value                                   $15,392,446 ($15,392,446)
 Common stock issued for license agreement:
    September 1997                           150,000     $390,000
 Common stock issued for equipment and
    services received: March 1998             13,078      $45,584
 Warrants issued for services received:
    March 1998                                                         $15,215
    April 1998                                                            $500
 Warrants issued with notes payable                                       $939
 Amount attributable to value of debt
    conversion feature                                                $988,444
 Warrants issued for license agreement
    December 1997                                                     $230,000
 Compensation expense recorded
    on stock options                                                   $28,000
 Adjustment of fractional shares due to 1-for 20
    reverse stock split                          (73)
                                         -------------------------------------------------------------------------------------------
Balance, June 30, 1998                     2,565,040  $16,308,438   $1,476,669 ($18,057,048)       $0       $0        $0        $0
 Net Loss                                                                       ($3,187,806)
 Warrants issued with notes payable                                        $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                  2,000       $7,060
    September 1998                             3,400      $12,002
    October 1998                              25,000      $18,750
 Common stock issued upon exercise of
    warrant: August 1998                       2,045       $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                  5,714      $20,000
    August 1998                                9,196      $27,589
    September 1998                            12,557      $11,318
    December 1998                              6,078       $5,688
 Stock options issued for services:
    October 1998                                                       $42,000
 Compensation expense recorded
    on stock options                                                   $21,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                            74,052      $55,539
     January 1999                             15,952      $11,964
     March 1999                                  500         $375
 Warrants issued for services:
     November 1998                                                    $781,000
 Accrete to redemption value on
    Series A Preferred Stock                                                      ($242,610)
                                         -------------------------------------------------------------------------------------------
Balance, March 31, 1999                    2,721,534  $16,483,837   $2,320,745 ($21,487,464)       $0       $0        $0        $0
                                         ===========================================================================================


                                  QUANTECH LTD
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                                               Period From
                                                                                                               September 30,
                                                                      Nine Months          Nine Months         1991 (Date of
                                                                         Ended                Ended           Inception), to
                                                                       March 31,            March 31,            March 31,
                                                                          1999                 1998                1999
                                                                   -------------------  -------------------  ------------------
Cash Flows From Operating Activities
 Net Loss                                                                $ (3,187,806)        $ (2,068,438)      $ (21,244,854)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                                  -                    -            (178,655)
  Depreciation                                                                 54,893               46,063             303,448
  Amortization                                                                331,220              292,323           2,067,564
  Noncash compensation, services and interest                               1,011,296               47,466           2,335,975
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                        -                    -             556,150
  Write down of investment                                                          -                    -              67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                                     (3,139)             (12,460)             38,909
    Increase (decrease) in accounts payable                                    63,466               78,704             152,577
    Increase (decrease) in accrued expenses                                   (66,752)               4,518             453,969
                                                                   -------------------  -------------------  ------------------
     Net cash used in operating activities                                 (1,796,822)          (1,611,824)        (15,447,417)
                                                                   -------------------  -------------------  ------------------
Cash Flows From Investing Activities
 Purchase of property and equipment                                           (15,976)             (17,998)           (454,227)
 Proceeds on disposition of property                                                -                    -              37,375
 Patent expenses                                                               (4,016)                (134)            (13,045)
 Organization expenses                                                              -                    -             (97,547)
 Officer advances, net                                                              -                    -            (109,462)
 Purchase of investment                                                             -                    -            (225,000)
 Purchase of license agreement                                                      -                    -          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                             -                    -            (320,297)
 Prepaid securities issuance costs                                                  -              (10,403)           (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                     -                    -          (1,204,500)
                                                                   -------------------  -------------------  ------------------
   Net cash used in investing activities                                      (19,992)             (28,535)         (4,438,346)
                                                                   -------------------  -------------------  ------------------
Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                     1,671,464                    -           1,671,464
 Net proceeds from the sale of Common Stock and warrants                            -                  131          12,880,797
 Proceeds on debt obligations                                                 502,230              937,000           6,051,085
 Payments received on stock subscription receivables                                -                    -               5,000
 Stock offering costs                                                               -                    -                   0
 Payments on debt obligations                                                       -                    -            (522,810)
                                                                   -------------------  -------------------  ------------------
  Net cash provided by financing activities                                 2,173,694              937,131          20,085,536
                                                                   -------------------  -------------------  ------------------
Effect of Exchange Rate Changes on Cash                                             -                    -             203,242
                                                                   -------------------  -------------------  ------------------
   Net increase (decrease) in cash                                            356,880             (703,228)            403,015
Cash
 Beginning                                                                     46,135              718,893                   -
                                                                   -------------------  -------------------  ------------------
 Ending                                                                     $ 403,015             $ 15,665           $ 403,015
                                                                   ===================  ===================  ==================

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of March 31, 1999 and the results of operations for the three and nine month periods and its cash flows for the nine month periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 1998.

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

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

In November 1998, Quantech established an additional class of shares as Series A Convertible Preferred Stock, and designated 2,500,000 of its authorized shares as Series A Convertible Preferred Stock. Such shares have no par value and a liquidation preference of $3.00 per share. Each share of Series A Convertible Preferred Stock is convertible into, and has voting rights equal to, four shares of Common Stock. The Series A Convertible Preferred Stock is not redeemable until November 5, 2003. If at any time after November 5, 2003 Quantech receives the written request of the holders of at least 50% of the outstanding shares of Series A Convertible Preferred Stock, Quantech will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10% return per annum. Series A Convertible Preferred Stock is automatically converted into shares of Common Stock in the event (i) Quantech closes on an equity financing of at least $5,000,000 or (ii) at least 50% of the number of shares of series A preferred stock that were outstanding as of November 30, 1998 have been converted or redeemed. As of May 13, 1999 there were 1,702,706 shares of Series A Convertible Preferred Stock issued and outstanding.

ITEM 2                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the DBx. The DBx consists of an instrument that sits on the top of a counter or cart and reads disposable test cartridges developed by Quantech. Each Quantech test cartridge will contain from one to four different medical tests such as those for a heart attack or pregnancy. The DBx produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the scientific phenomenon known as surface plasmon resonance ("SPR"). Quantech's technology creates SPR in a controlled environment which enables the DBx to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions.

         Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $18 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratories or a smaller, more conveniently located version of the central laboratories called STAT labs. Obtaining test results from central laboratories can take a minimum of 45 minutes and up to three hours. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the DBx to address what we believe is a pressing need for a test system that can quickly, within 10 to 20 minutes, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

         We expect the DBx to be launched with at least a panel of three heart attack tests and a single test for pregnancy. Additional tests are expected to be added to the DBx system to provide the number of different quantitative tests the emergency department requires on an urgent basis. We received approval from the FDA for our first heart attack test to detect myoglobin, and have provided to the FDA submissions for a second heart attack test to detect CK-MB and a pregnancy test. Submissions to the FDA for additional tests and the instrument itself are expected to be made throughout 1999.

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

Results of Operations

         Quantech has incurred a net loss of $21,244,854 from September 30, 1991 (date of inception) through March 31, 1999 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         For the three and nine months ended March 31, 1999 Quantech had interest income of $407 and $1,475 compared to $584 and $10,491 for the same periods in 1998. These decreases were a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations, research and development.

         General and administration expenses decreased to $276,599 for the three months ended March 31, 1999 from $352,402 for the same period in 1998 primarily due to the timing of costs associated with financing activities. For the nine months ended March 31, 1999 general and administrative expenses increased to $1,208,240 compared to $836,653 for the same period in 1998. The increase was primarily due to costs associated with financing activities, including commission expense of $198,000, charges of $78,000 for warrants and options issued in connection with financing activities and professional fees of $39,000. Additional expenses related to Quantech expansion also contributed to the increase in general and administration expense. We anticipate that these expenses will increase as we raise additional funding, complete development of our system and increase corporate infrastructure to begin to manufacture and distribute our product.

         Research and development costs decreased to $172,751 for the three months ended March 31, 1999 from $399,275 in the same period of 1998 primarily due to the proportion of development work performed during the quarter by Millennium Medical Systems in exchange for a warrant to purchase shares of Quantech common stock. For the nine months ended March 31, 1999 research and development expenses increased to $1,147,396 compared to $994,624 for the same period in 1998 primarily due to costs related to the preparation of 510(k) submissions to the FDA. We expect R&D spending to increase as the contract with Millennium Medical Systems ends, we complete the commercial development of the DBx system and additional tests for the DBx, conduct further FDA work, and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $112,500 for the nine months ended March 31, 1999 compared to $75,000 for the same period in 1998. This increase was due to the accruals for the minimum payment made in December 1998, and the payment due in December 1999. Royalty expense is expected to remain at $37,500 per quarter through December 1999 (see Notes to Financial Statements, Note 2 License Agreement).

         Interest expense decreased to $6,163 from $72,831 for the quarter ended March 31, 1999 as a result of the conversion of promissory notes into Series A Preferred Stock on November 5, 1998. Interest expense for the nine months ended March 31, 1999 increased to $721,145 compared to $172,652 during the same period in 1998 primarily due to increased debt from the sale of promissory notes including a $546,902 charge to reflect the beneficial conversion feature of the now converted notes. Interest expense is expected to remain flat during the next year as Quantech does not anticipate any debt other than borrowing up to $750,000 from its bank credit facility.

         For the three months ended March 31, 1999 Quantech had a loss of $492,606 as compared to $861,424 for the same period in 1998 due to lower operating expenses and interest expense. For the nine months ended March 31, 1999 Quantech had a loss of $3,187,806 as compared to $2,068,438 for the same period in 1998 primarily due to higher interest and operating expenses including $624,902 of non-cash charges related to financing activities.

         The timetable for submitting additional tests to the FDA and introduction of Quantech's DBx system to the market will be influenced by Quantech's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system and develop further tests, and delays it may encounter with the FDA in its review of Quantech's tests and system. There can be no assurance that Quantech will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial system.

Liquidity and Capital Resources

         From inception to March 31, 1999, Quantech has raised approximately $20,600,000 through a combination of public stock sales, private stock sales and debt obligations. In November and December 1998, Quantech raised net proceeds of $1,671,474 from the sale of 600,617 shares of its Series A Convertible Preferred Stock (the "A Preferred Stock") to accredited investors. The shares were priced at $3.00 per share and each share of A Preferred Stock is convertible into four shares of Common Stock. Noteholders also converted $3,374,138 of Quantech's promissory notes into 1,124,715 shares of the A Preferred Stock in November 1998. Additionally, in November 1998 Quantech issued a warrant to purchase 1,800,000 shares of Common Stock at $1.10 per share in exchange for engineering development work.

         Quantech anticipates that its cash on hand along with the lower cash requirements resulting from the Millennium development agreement will allow it to maintain operations through May 1999. Additional financing will be needed to develop and submit to the FDA the DBx instrument and additional tests, complete clinical evaluation of the Quantech system, establish manufacturing capabilities and introduce the system to market.

         During May 1999 Quantech began offering for sale a minimum of $500,000 and a maximum of $2,000,000 shares of its Common Stock to accredited investors. The shares are to be sold at a price of $1.50 per share. Quantech is also reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current shareholders. See "Cautionary Statements - We need additional cash in May 1999 and will require at least $10 million in additional financing to complete the DBx." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of $43,565 in the nine month period ended March 31, 1999. Quantech anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as Quantech nears product introduction. The timing and amount of such expenditures will be governed by Quantech's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         Quantech currently has outstanding 2,721,534 shares of Common Stock, and 1,702,706 shares of A Preferred Stock convertible into 6,810,824 shares of Common Stock. It also has options and warrants outstanding to purchase an additional 6,866,595 shares of Common Stock at exercise prices from $0.75 to $14.40.

Cautionary Statements

         Quantech wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, Quantech's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Quantech.

We need additional cash in May 1999, will require at least $10 million in additional financing to complete commercial development of the DBx and to commence sales and have no commitment to receive any additional significant funding.

         Quantech does not have sufficient funds to complete commercial development or commence production and sales of the DBx. Quantech anticipates that its cash on hand and bank credit facility will allow it to maintain operations through May 1999. Additional financing of approximately $10 million of investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate through May 2000. This financing will be used to develop and submit to the FDA the DBx system and additional tests, complete clinical evaluation of the DBx, establish manufacturing capabilities and prepare for sales of the DBx. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders.

Going concern uncertainty in auditor's report on June 30, 1998 financial statements may make it difficult to raise new capital.

         Quantech has not had any significant revenues to date. As of June 30, 1998 and March 31, 1999, we had accumulated deficits of $18,057,048 and $21,487,464, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1998, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

Development of the DBx is not complete and may not be completed on the current time-table and budget.

         Components of the DBx system are under various stages of development. Until DBx system development is completed and cleared through the FDA, there can be no assurance that the DBx system will be finished according to our current development timetable and budget. Failure to timely finish on budget will require Quantech to seek funding greater than currently anticipated, thus intensifying the risks described above. Additionally, the final price that we will need to charge to cover the costs of the DBx instrument and the test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If Quantech cannot receive FDA approval and offer the DBx system with certain required features at a cost acceptable to potential customers, it will be impossible for Quantech to continue operations.

Year 2000 Compliance

         We believe our internal information and non-information systems are year 2000 compliant. Quantech is in a stage of development of its products at a time when awareness of year 2000 issues allows it to build year 2000 compliance into its products and operations. We believe that any existing suppliers to Quantech who are lost due to year 2000 problems could be replaced at our current stage of development without any serious interruption to our business or any material adverse effect on our operations or financial condition. We are diligently ascertaining at each step of development that our products are compliant and are in the process of contacting key suppliers to address their exposure to year 2000 related risks. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our suppliers and potential customers, the general economy or the ability of businesses to receive essential services such as telecommunications and banking. Any such occurrence could adversely affect our business.

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


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        Not Applicable

Item 3. Defaults upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on 8-K
        a.   Exhibits -
             27   Financial Data Schedule (filed in electronic format only)
        b.   Reports on Form 8-K - None





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

                                                    QUANTECH LTD

                                                    /s/ Robert Case
                                                    Robert Case
                                                    Chief Executive Officer

                                                    /s/ Gregory G. Freitag
                                                    Gregory G. Freitag
                                                    Chief Operating Officer and
Date: May 17, 1999                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                 March 31, 1999


Exhibit Number                            Description
--------------         ---------------------------------------------------------
    27                 Financial Data Schedule (filed in electronic format only)