Form 10KSB
period 1999-06-30
QUANTECH LTD /MN/
filed 1999-09-28
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended June 30, 1999 were $0.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of September 17, 1999, was approximately $ 3,485,000 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, no par value, outstanding on September 17, 1999:
3,028,507.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                      INDEX
PART I                                                                     Page
                                                                           ----
   Item 1.   Description of Business......................................... 3
   Item 2.   Description of Property.........................................24
   Item 3.   Legal Proceedings...............................................24
   Item 4.   Submission of Matters to a Vote of Security Holders.............24

PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters........25
   Item 6.   Management's Discussion and Analysis or Plan of Operation.......26
   Item 7.   Financial Statements............................................30
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................30

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance  with Section 16(a) of the Exchange Act..............55
   Item 10.  Executive Compensation..........................................55
   Item 11.  Security Ownership of Certain Beneficial Owners and Management..55
   Item 12.  Certain Relationships and Related Transactions..................55
   Item 13.  Exhibits and Reports on Form 8-K................................55

Signatures...................................................................57

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Summary

General

         Quantech Ltd. is completing development of its Hospital Emergency Department Patient Treatment Information Platform. We refer to this platform as the PTIP. The PTIP is expected to run tests for a number of different medical conditions and deliver that test information by wireless communication devices to the Emergency Department ("ED") staff treating a patient.

         The PTIP consists of an instrument that sits on the top of a counter and reads disposable test cartridges developed by Quantech. Each Quantech test cartridge will contain from one to three different medical tests such as those for a heart attack or pregnancy. The instrument produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the scientific phenomenon known as surface plasmon resonance ("SPR"), which involves the interaction of light with electrons. Quantech's technology creates SPR in a controlled environment which enables its instrument to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions. Transmission of this test information to the ED treatment staff will be performed though the use of a wireless local area network communications system and handheld receiving devices similar to a pager.

         We are designing the PTIP for the emergency department. It is expected to have the range of available tests and quality performance of hospitals' central and STAT labs, but with test time turnaround of 10 to 20 minutes. The system will analyze both whole blood and urine without preparation or addition of other substances or removal of the sample from the collection device. We believe this ease of use and the ability to locate the PTIP in the emergency department will economically provide physicians with faster test results than hospital central or STAT laboratories.

         We expect our system to include an initial menu of more than 20 STAT tests grouped in patient diagnosis-related panels such as cardiac enzymes (heart attack), pregnancy, red and white blood cell counts, blood coagulation, kidney function, pancreas function and electrolytes. Tests for liver functions, drugs of abuse, therapeutic drugs and additional STAT tests will also be made available on the system. Quantech's cardiac marker for myoglobin has received FDA 510(k) approval. The second heart attack test for CK-MB and a test for pregnancy are being reviewed by the FDA. The final heart attack marker for Troponin I meets clinical requirements and the remaining launch menu of tests are in various stages of development.

         The ED is a significant and consolidated market. Current processes for providing test information to the ED staff are complicated and require a multitude of steps that greatly increase patient treatment turnaround time. The challenge is to increase efficiency and decrease costs. Time delays and interruption of batch testing in the central lab, and the cost of tests run in STAT labs, have caused both to fall well short of meeting the burden of providing fast and economic STAT test results. Although there are some point-of-care STAT testing products available for the ED, they do not have the required test menu, ease of use, communication capability or quality of results necessary to streamline the entire ED testing process. The solution is seven day a week, 24 hour a day disintermediation of the process for providing ED treatment information. We believe our product will provide this capability.


Product Description

         ED Treatment Process

         When an ED patient requires a test, in most cases a blood sample is drawn and sent to the central or STAT lab through use of a runner or tube system. The lab receives the sample, prepares and processes it and then the results are sent to a computer printer or screen in the ED. An ED staff person must then go to the printer or screen to obtain the result and assemble the treatment team for that patient. Because of the numerous steps/persons necessary to produce results, test turnaround time for ED patients can be up to three hours.

         Patient Treatment Information Platform ("PTIP")

         The Quantech Patient Treatment Information Platform is a new multi-menu STAT testing system with real time communication capabilities that is in the final stages of commercial development. The system consists of the reading instrument, disposable test cartridges and communication units. It will combine accuracy with simplicity of use and automatically transfer information to the appropriate ED personnel. The cartridges can process up to three tests at a time and the instrument can simultaneously run up to 20 cartridges.

         The Instrument

         Our testing instrument is designed to fill the needs of the ED. Most importantly, the instrument is designed to be compatible with new test disposables when we introduce them to the market. As a result, when we add tests through the introduction of new disposables, our original instrument will accommodate these various tests without system obsolescence or significant training of personnel.

         The instrument consists of a communication module and up to five testing modules. It will be of a size capable of sitting on a bench top or cart. The communication module will contain a microprocessor, a computer touch screen, barcode readers, interfaces for hospital information systems and Quantech testing modules and systems to communicate with our communicators. Each test module will be able to run up to four test disposables and contain a white light source and a number of optical components. The light is split into a number of channels, providing for quality controls and multiple tests per disposable. When the test disposable is inserted into a port of the test module an internal bar-code reader identifies the type of tests to be run.

         A touch screen and/or an external barcode reader on the communication module will enable the user to enter both a user number and the patient or specimen ID number. The instrument's computer screen and a screen on each test module will display test results. The data or results produced by the instrument will also be stored on an internal hard drive, downloaded to the hospital information system, and may be provided on a hard copy through use of a printer or sent to the ED staff via the Quantech communicators.

         The module configuration of the instrument allows it to run up to 20 test cartridges simultaneously. This provides flexibility to meet the necessary test throughput capability for a given institution. The instrument size allows it to be located in the ED or associated STAT or rapid response lab. We intend to offer several industry standard reagent rental programs whereby the instrument will be provided to the hospital and it may retain the instrument without cost as long as a specified number of test disposables are purchased. The ability of our biosensor system to convert biological data into digital signals should also permit designs that capitalize on future advances in microcomputer and microfluidic technology.

         The Disposable Test Cartridges

         Our disposable test cartridges consist of an injection molded plastic carrier containing a metal coated sensor surface. The metallic surface is overlaid with reagents that react specifically with the analyte to be identified and measured. An important feature of our disposable will be the ability to attach a standard vacutainerTM tube, complete with its top intact, to the disposable so that it is easy to use and the user has minimal exposure to the patient sample. We intend that the disposables will be configured identically for all of the tests we manufacture. One or more separate tests may be performed on a single disposable providing Quantech the capability to develop clinically related panels of tests by simply adding the appropriate reagents. Future disposables for certain tests may also be configured to handle samples of urine and other body fluids.

         A further advantage of our disposable will be that an operator will not be required to add reagents. This simplicity translates into ease of use and immediacy of results. Disposables will be configured to provide single tests or multiple clinically-related tests. Because the same disposable configuration is intended to be used for all tests, manufacturing and quality control costs should be minimized. Disposables are expected to have retail prices ranging from $10.00 to $30.00 per disposable depending on the tests provided. Additional development of the disposable is currently being conducted and future development will be undertaken to expand the number of tests that may be performed in general and on each disposable.

         The Communicators

         Our system will include a wireless communication capability to allow the ED staff to input all emergency test information directly into the PTIP from "patient-side" and automatically provide the appropriate ED staff members with test results at "patient-side". The local area network transmission unit will be located in the instruments' communication module. Hand held receivers or communicators similar to pagers will be provided to the ED staff. When the patient arrives in the ED, the ED staff member can input necessary information. When the ED staff member begins the test process at the instrument, the instrument will be directed to send the results to the ED team for the particular patient. When the results are completed they are provided to the communicators and the receiving parties acknowledge receipt of the information.

         The receipt of test information through the communicators speeds results by eliminating the need for the ED staff to go back to the instrument or printer multiple times to determine if the tests are finished. Also, because the treatment team may be scattered throughout the ED, it will no longer be necessary to track down individual team members to provide them with the results. Our communicators will also have the ability to receive other patient information such as hospital records if made available.


         Comparison of Product Technologies

         A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes, electrochemistry, coagulation and chemical reactions. Each of these testing methodologies requires a separate system and the performance of a series of operations by a skilled technologist. These operations consist of sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation of raw data. Central and STAT laboratory automated systems have mechanized, rather than eliminated many of these steps and have been unable to combine a number of different methodologies or technologies into a single system. Quantech's digital SPR technology, in contrast, can be used for these and other basic testing methods within a single instrument, but without complicated processing by the operator.

         Central labs provide quality results on a menu of tests; however STAT test results take from 45 minutes to 3 hours to be returned to the ED. Additionally, STAT tests disrupt the batch testing of central labs. Although STAT labs have quicker turnaround time with the quality advantages of the central lab, personnel and equipment requirements of STAT labs result in high test costs. Point-of-care instruments have reduced turnaround time, and in some instances have lower test costs than STAT labs, but fail to meet laboratory quality and ED needs due to lack of interface to the laboratory information system, manipulation of patient sample, nonconcordance with central lab results and lack of quantitative results. Most importantly, their limited test menu keeps them from reducing the testing time for tests they cannot perform thus making the treatment process only as fast and efficient as the slowest test from the lab.

         Quantech's system addresses these shortcomings of the current testing environment and products by combining the advantages of central lab and point-of-care testing into a system with the following features:

         o STAT quantitative test menu (a number instead of qualitative yes/no)
         o User-friendly system, rapid test turnaround time (10-20 minutes)
         o        Real time monitoring of test information status
         o Multi-test, single use disposable (up to three clinically related tests per disposable)
         o Cost effective (comparable to central lab STAT test costs, 2x-4x less than STAT lab)
         o Remote results receipt acknowledgement; auto-release of test module for next patient
         o        Throughput of up to 20 cartridges simultaneously
         o        Concordance with central lab test results
         o Whole blood/closed tube (vacutainerTM) patient sample capability
         o        Full-time laboratory information system interface
         o        Automatic user/patient/test/QC input
         o        Internet ordering, training and information transfer

The Market

         General Discussion

         Excluding home diagnostics, the overall worldwide in-vitro diagnostic market ("IVD") is more than $18.5 billion. Commercial, hospital central and hospital STAT/rapid response laboratories currently account for the majority of this market with testing divided between non-urgent and urgent (STAT) tests. We are focused on the ED STAT testing portion of this market.

         STAT tests are required by critical care physicians in areas such as surgical suites, ICUs/CCUs and emergency departments because of the time sensitive nature of their treatment. However, results of STAT tests from the central laboratory can take a minimum of 45 minutes and up to three hours for the physician to receive the results. This delay affects patient treatment and increases costs. Although STAT laboratories have been established to reduce this time delay, test costs are often 2-4 times that of the central lab and reduced test time turnaround has not been effectively achieved.

         The United States ED testing market is highly concentrated. There are approximately 1,032 EDs in the United States that each sees more than 30,000 patients per year with the average ED in this group seeing 50,000 patients annually. These EDs represent approximately 55% of the ED testing market. Additionally, the majority of hospitals belong to a small number of buying groups such as Columbia/HCA and the Voluntary Hospital Association of America Inc. (VHA). This concentration results in a high level of revenue passing through a limited number of sites.

         Pressure has increased to reduce the length of patient stay and provide a greater portion of services in outpatient settings. Because the cost of providing care in the ED far exceeds those of general medical or surgical units, a primary goal of the ED is to determine the appropriate care path for a patient so the patient may be treated, sent home or moved to a different area of the hospital. Quick determination of this care path is made possible by rapid, accurate and clinically relevant quantitative test results that are efficiently delivered to the care provider. For this reason, STAT labs were established to reduce test turnaround time, but their high test cost and still often lengthy turnaround time have limited their effectiveness in reducing patient treatment costs. Point-of-care ("POC") testing represents a growing segment of the IVD market and a response to rising costs of health care that have produced changes in hospital reimbursement. POC instruments have tried to fill the gap left by STAT labs, but lack of central and STAT lab features and true increases in efficiencies have kept them from penetrating the ED testing market.

         The strategic direction we have chosen is to exploit the inherent technological advantages of our SPR technology which allows us to address the shortfalls of the central and STAT labs and POC instruments. As such, we will focus on the STAT testing and information delivery needs of hospital EDs. The ED requires a large menu of cost effective STAT tests and represents a significant market opportunity.

         The Emergency Department

         Critical Care Units include Intensive Care Units, Surgical Suites and Emergency Departments ("ED"). Our PTIP will first be marketed to EDs. EDs must respond to critical patient conditions and conduct tests on an as needed basis in order to support the health care team when a patient's condition is life threatening. Most tests conducted in the ED are required STAT (urgent) and are processed 24 hours a day.

         Tests processed in a STAT manner significantly increase cost as they require the hospital central or STAT laboratory to remain open at times when they are not otherwise busy. Further, STAT testing in the central lab interrupts batch testing and thus negatively affects cost while STAT labs costs are high because of the inability to spread operating and capital costs across a larger number of tests. The solution to this difficulty and expense is to bring a system designed for STAT testing close to the patient in a manner that will provide cost-effective test results promptly and accurately.

         Because of space limitations in the ED, and a desire not to train personnel on a number of different instruments, a single instrument for the ED STAT test menu is required. Such ED STAT test menu includes:

         o        Cardiac marker panel (CK-MB, troponin I, myoglobin)
         o        hCG (Pregnancy)
         o        Blood Cell panel (WBC, RBC, Hct and Hgh)
         o        Coagulation
         o Electrolytes (not blood gases which are performed by pulse oximetry in ED)

         o        Kidney Panel (Bun/Creatinine)
         o        Pancreas Panel
         o        Therapeutic Drug Monitoring (Digoxin, Theophylline)
         o        Drugs of Abuse (e.g., Cocaine, Marijuana)
         o        Amylase
         o        Liver Panel

         In 1998 there were 98 million patient visits to 4200 EDs in the United States of which 1,032 EDs saw 55% of the patients. Approximately 60% of these patients received tests, which are reimbursed at the highest level. Europe represents a similar number and concentration of ED patient testing. Quantech estimates the worldwide ED STAT testing market to be more than $6 billion. As a result, a limited number of sites produce a significant amount of STAT testing revenue.

         We anticipate introducing our system with a cardiac panel to test for heart attacks, pregnancy test, blood cell panel, kidney panel, pancreas function, electrolytes and coagulation. The combination of these tests provides a significant market and more importantly combines a number of tests that are typically required for a single patient. Because no other system can provide this initial menu, or the additional tests to be provided after launch, we believe our system can achieve substantial market penetration. We expect to expand our menu beyond these first tests by adding the additional STAT tests required by the ED paying attention to groupings of tests for particular needs so that all tests necessary for a particular patient can be run off the instrument. Since the needs of other areas of critical care are similar to those tests required by the ED, we anticipate that growth into these other areas will be evolutionary.

         Cardiac Markers

         Cardiac markers are needed to triage and treat individuals that arrive at the ED with chest pain. Hospitals are aware of a need for more rapid cardiac diagnosis and in response have started to establish chest pain centers in emergency departments for triaging patients. Lacking, however, are whole blood, cost effective, rapid cardiac test results. We have chosen a test panel for heart attacks as one of our initial tests because of the high need, reimbursement and volume these tests represent.

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

         Cardiac markers are important to help identify patients who have suffered an AMI. Such tests, however, are most useful if they can be performed in less than twenty minutes in the ED or mobile care unit so that medical personnel may take immediate action. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need. Our system will provide emergency personnel with the ability to receive quantitative results for a heart attack in less than 20 minutes.

         An estimated 6 million patients are evaluated for chest pain annually in the United States with approximately 3 million admitted to an Intensive Care Unit for further evaluation. Of those admitted only 30% subsequently "rule-in" for acute AMI. Assuming an average cost of $3,000 per admission, this represents a total expenditure of $6 billion annually on patients who do not have AMI. This also does not take into account that 2-8% of patients with acute chest pain that are released from the ED without treatment subsequently fulfill criteria for AMI resulting in deaths and complications that represent greater than 20% of the malpractice dollars awarded in the field of emergency medicine.

         Not only are costs of admission and malpractice claims an important issue, making a rapid definitive diagnosis of chest pain has become more important. In the past when a patient was in the early stages of a heart attack/AMI, there was little treatment available. In the last 10 years, substantial progress has been made in thrombolytic therapy. If the therapy is started within four to six hours of the onset of a heart attack, it can dissolve the blood clot, clear arteries and save heart muscle tissue. Because these therapies are expensive and present undesirable side effects (e.g. allergic reactions, bleeding) if the patient has not suffered an AMI, rapid accurate testing for an AMI is very important.

         Pregnancy

         Every woman of childbearing age who enters the ED and requires a procedure that could injure a fetus (x-ray or drugs) should have a pregnancy test. Because of the delays in obtaining tests from the central or STAT lab, many women are treated without the physician receiving the results of the pregnancy test. Malpractice claims in this area are second only to cardiac markers. Our system will have a whole blood quantitative test for the pregnancy marker hCG. Whole blood is an advantage in the ED as it is the preferred method of sample collection as compared to urine and may be obtained from a patient that is unconscious.

         A rapid quantitative pregnancy test is also important for treatment of ectopic pregnancies (gestation outside of uterus, often in fallopian tube). Ectopic pregnancy is a leading cause of abdomen pain for women presenting to the ED. Determination of an ectopic pregnancy is made through the quantitative testing of hCG. The ability of the Quantech system to perform pregnancy and other tests will show its advantage as a quantitative multi-test platform.

         Additional Tests

         Quantech's initial test menu was chosen to provide tests for important areas of critical need such as heart attacks and treatment of pregnant woman. However, a heart attack test alone, although important, is not the only test information required by a physician to complete treatment. A patient requires a combination of tests. In the case of a heart attack, tests for cardiac markers, blood cell count, coagulation, electrolytes and, increasingly, pregnancy for women who are presenting with chest pain, may all be necessary. Without the ability to quickly provide all of these tests patient turnaround time cannot be increased. Our system and test menu rollout is based on the need to look at the patient need, not running a single test, and providing the information that truly reduces the steps in the treatment process.

Sales and Marketing

         General

         We will form a strategic marketing group of approximately three persons. Initially this marketing group will begin creating awareness of Quantech and our system. Currently we are evaluating engagement of a strategic distribution partner with a presence in diagnostic testing to market our products in the United States. If a strategic distribution partner is engaged, the marketing group will support this distribution partner and maintain contact with customers to help us monitor the market for future products. If we establish a direct sales force the marketing group will initiate that effort.

         Determination of whether to ultimately market through a strategic partner will be based upon factors such as size of sales force, presence in hospital, pricing and discounts. The benefits of a strategic partner of lowering marketing and sales cost and penetration of the market will be weighed against distribution discounts, commitment to the sale of our product and our ability to cost effectively rollout our product.

         If an appropriate distribution partner cannot be engaged, the marketing group will focus on sales of the system to the highest volume emergency departments. Because of the small number of emergency departments in the United States, and the large amount of revenue that can be provided by each one, we believe that a small focused sales effort will enable us to effectively penetrate the ED market.

         International

         Simultaneously with the launch of our system in the United States, we intend to begin sales in western Europe and after appropriate approvals, in Japan. These markets are similar to the United States in both menu of STAT testing and concentration of patients in a small number of facilities. We will manage and support international distributors if a strategic distribution partner is not engaged. We completed our international marketing research and have begun identifying potential distribution partners.

         Clients

         The laboratory manager makes the purchasing decision for diagnostic testing equipment, although the end user of the Quantech system will be ED personnel. Under CLIA regulation, the laboratory is responsible for training, instrument calibration and quality assurance of testing systems. As such, the laboratory manager prefers a STAT testing instrument with the following features:

         o Comparable performance to central lab instrument with concordant results
         o        One (maximum of two) instruments for entire ED STAT menu
         o Full-time, bi-directional laboratory information system ("LIS") interface with information automatically downloaded to LIS
         o        Automated user/patient/test/QC information input
         o        User ID and lockout capability by laboratory
         o        Minimum user training
         o Costs comparable to central lab STAT tests and less than STAT lab

         ED personnel as the ultimate users must also accept any system that will be used for their STAT testing needs. Although they cannot buy a testing system without laboratory approval, they are capable of preventing a system from being purchased. A system that is acceptable to the ED must provide the following features:

         o Comparable performance to central lab instrument with concordant results
         o        Rapid turnaround time (less than 20 minutes)
         o        One (maximum of two) instruments for entire ED STAT menu
         o        Whole blood, closed collection tube sampling and transfer
         o        Automatic LIS download
         o        User friendly - minimum training and time at instrument
         o        High reliability
         o        Test menu so all patient testing completed
         o        Limitation of steps necessary to receive information

         To achieve market penetration of the system, our marketing strategy will be focused on achieving the acceptance of both laboratory and ED personnel. We believe that testing systems to date have been unable to meet the needs of both groups because of technology limitations. Quantech's PTIP is designed to meet the requirements of both groups by incorporating all of the required features into a single platform.

         Internal Support

         A support staff will be maintained to provide 24-hour product service both in the interpretation of results and the use of the system, as well as emergency shipping. There will be no field service. Faulty instruments will be replaced in the event of failure.

Competition

         The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of patient samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single patient sample, most of the samples handled by central laboratories are processed so that one type of test, such as pregnancy tests, are all run at one time or in batches. The competitors for this market have addressed these laboratories' needs for high test throughput, low reagent cost and low labor cost by developing automated systems. STAT labs have been developed to address the needs of STAT testing and generally use the same instrumentation found in the central laboratory. These laboratory systems are generally complex and expensive, incorporating designs appropriate to the central laboratories they serve which employ skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance.

         Both the health care providers and their suppliers are heavily committed to the current central/STAT laboratory testing system model. The laboratories are constrained by their organization structure, their substantial capital investment in instrumentation and the task of processing a large number of routine non-STAT tests. The suppliers' corporate infrastructures, marketing and sales organizations, research and development activities and production capabilities are committed to this market. As a result, hospitals may maintain their established means of having testing performed.

         There are a significant number of companies serving this central clinical laboratory market. Most of them compete in only one or two segments of the overall market. Abbott Laboratories, Roche Diagnostics, and Johnson & Johnson are notable exceptions. These companies have achieved their broad market penetration by developing several technologies, each targeted for the specific needs of a market segment, and focusing their marketing, distribution and sales activities on the central laboratory. Our PTIP must in general compete with central and /or STAT laboratory testing systems to gain market share and, as a result, we will meet with competition from these companies in both sales of our system and the individual tests to be provided on the system.

         There is significant new product activity in certain areas of critical care STAT testing. Point-of-care testing systems are addressing limited testing areas such as coagulation, blood gas and basic chemistry including electrolytes. Two such point-of care systems, i-STAT Corp. and Diametrics Medical, which market biosensor testing instruments capable of determining blood gas and electrolyte levels have become recognized point of care testing systems. We do not believe current products of i-STAT or Diametrics are capable, however, of providing the breadth of tests and features required by the emergency department.

         With respect to testing for cardiac markers to diagnose a heart attack, most testing is done in the hospital central and STAT labs with test result turnaround times of more than 45 minutes. We are aware of only a limited number of companies that provide rapid testing for heart attacks. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for certain heart attack tests. Roche Diagnostics markets a manual test for the heart attack marker troponin I. As configured Spectral's and Roche's heart attack tests can provide only yes/no results instead of quantitative results such as those provided by central laboratory systems. Biosite Diagnostics has introduced an instrument and tests for heart attacks, but we believe the Biosite system is not able to provide the number of tests and other STAT testing requirements expected to be available on our system. Limitation of the tests that competitors' system can perform and the ability to eliminate a number of steps in the testing and test information delivery process provides us a competitive advantage because our system is expected to provide results for a large number of different tests in an efficient manner.

         All of the industry leaders, and many of the other companies participating in the diagnostic testing market, have substantially greater resources than those available to Quantech, including, but not limited to, financial resources and skilled personnel. However, we believes our system provides a product that is currently lacking for the Emergency Room STAT testing market. There can be no assurance that current or future companies will not invent systems that will have broad testing capabilities and features like those expected in the PTIP. If we are able to launch our system, no assurance exists that competitive pressures will not negatively affect our pricing.

The Technology

         The PTIP's instrument and test disposable are a biosensor, which incorporates Quantech's proprietary method of using surface plasmon resonance ("SPR") to detect certain chemical conditions. A biosensor is an analytical device that combines a biological sensing or detection element with a suitable transducer that converts biochemical activity into a measurable form of energy. A biosensor's input is a specific biological event. Its output is a measurable signal that corresponds to the input.

         SPR is an optical-electrical phenomenon involving the interaction of light with the electrons of a metal. The optical-electrical basis of SPR is the transfer of the energy carried by photons of light to a group of electrons (a plasmon) at the surface of a metal. Our proprietary method of using SPR consists of a disposable cartridge composed of a plastic base with a fine grating molded into its surface. The grating is coated with a very thin layer of gold. Gold is used because it does not oxidize like other metals, which can affect chemistry binding. The gold is subsequently coated with binding molecules. The binding molecules may be antibodies, DNA probes, enzymes or other reagents chosen because they react exclusively with a specific analyte. The analyte is the substance being measured, such as a heart attack marker, and defines the test to be done.

         The coated metal surface interacts with light at a characteristic resonant wavelength that depends upon the molecular composition at the metal's surface. When the coated metal is exposed to a sample that contains the analyte being tested, the analyte becomes bound to the metal through its specific interaction with the binding molecules. As an analyte is bound, the composition at the surface changes and consequently the resonant wavelength shifts. The magnitude of the change in the resonant wavelength is proportional to the amount of binding that takes place, which is proportional to the concentration of the analyte in the sample.

         Our SPR based technology combines the strengths of biology and physics into a single entity. Other applications of technology using SPR that have been reported in the scientific literature or explored by us include immunoassays for cardiac markers, hormones, drugs, viruses and bacteria, quantitation of anesthetic gases, and DNA binding assays. Our SPR based technology thus represents a simple, unified platform that is capable of performing a wide range of diagnostic tests. Our SPR based technology is also a valuable research tool that we expect will allow us to quickly and efficiently develop further tests for the PTIP.

Manufacturing

         The PTIP is comprised of a modular instrument, disposable tests and communicators. The instrument consists of electronics and optics, most of which are off the shelf parts, and does not require complicated assembly procedures. The communicators are based upon current handheld data transfer devices (pager). A contract manufacturer to be engaged under quality standards set by us will perform production of the instrument and communicators. The contract supplier has not yet been selected. We will take delivery of the instrument and communicators, perform final quality inspection and inventory the units for final shipment.

         Our test disposable consists of two parts, the sensor grating piece with the metal coating and the carrier for such piece. Contract suppliers working pursuant to our specifications will produce both the coated sensor grating and carrier. These pieces will be shipped either to us or to a contract manufacturer to complete final manufacturing of the disposable. This final manufacturing will consist of applying the assay (chemistry) on the gold coated sensor grating, placing the final grating piece into the carrier, performing the final assembly, labeling the unit and packaging the disposable for final shipment.

Regulatory Environment

         We believe that the products we initially propose to manufacture and market will be classified as medical devices and will therefore be subject to regulation by the FDA and, in some instances, by foreign government authorities. Manufacturers of medical devices must comply with certain United States regulations governing the testing, manufacturing and packaging of medical devices. Medical devices are subject to different levels of testing and review and may be subject to periodic inspection, without warning, to ensure compliance. Comparable agencies in certain states and foreign countries will also regulate our activities. Quantech's products could be subject to recall by the FDA or Quantech itself, if it appears that the products and their use do not conform to regulations.

         Generally, medical devices intended for human use that are to be marketed in the United States are placed in one of three regulatory classifications depending upon the degree of testing and review to which the device will be subject. We expect that our products will not be subjected to the highest level of scrutiny because they do not come into contact directly with a living human being. Specifically, the system would be classified as either Class I or Class II devices as distinguished from implantable devices, which are classified as Class III devices.

         We believe that premarket clearance can be obtained for our initial system and tests through submission to the FDA of a "510(k) premarket notification" that demonstrates the product's substantial equivalence to another device legally marketed pursuant to 510(k) premarket notification clearance. The

FDA may also require, in connection with such notification, that it be provided with the test results supporting this claim and demonstrating the safety and efficacy of the device. Under certain circumstances, such clinical data can be obtained only after submitting to the FDA an application for an investigational device exemption.

         For new products that are not considered to be "substantially equivalent" to an existing device, two levels of FDA approval will probably be required before marketing in the United States can begin. First, the FDA and participating medical institutions must approve Quantech's application for an investigational device exemption, permitting clinical evaluations of the product utilizing human samples under controlled experimental conditions. Second, the FDA must grant to Quantech a premarket approval, which is granted if the FDA finds that the product complies with all regulations and manufacturing standards. In addition, the FDA may require further clinical evaluation of the product, or it may grant a premarket approval but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. Completion of this process could take up to 12 months and involve significant costs.

         We believe it is unlikely that we will be required to obtain FDA premarket approval with respect to any of our currently proposed products, except where mandated by the FDA such as HIV, cancer and hepatitis detection tests. Any claims of panel diagnostics are subject to a premarket approval procedure. Quantech anticipates that it will make claims in reference to its heart attack tests. These claims will be made after the heart attack test is marketed with only single claim implications. Accordingly, the heart attack test should not be delayed in its initial introduction. If FDA premarket approval is required for our initial system and heart attack tests, introduction of the system would be significantly delayed, which could have a material adverse effect on Quantech, although preliminary indications from the FDA are consistent with a 510(k) filing.

         For products subject to either 510(k) premarket notification or premarket approval regulations, the FDA requires that Quantech conduct any required studies following its guidelines known as Good Clinical Practices and Good Laboratory Practices. Also, the manufacture of products subject to 510(k) premarket notification or premarket approval regulations both must be in accordance with current FDA regulations known as Good Manufacturing Practices.

         Sales of medical devices outside the United States are subject to foreign regulatory requirements. Compliance with ISO 9000 standards and receipt of CE mark certification will be required for products sold in the European Union. Quantech's products will be manufactured according to ISO 9001 and EN 46001 quality standards and Quantech expects to be able to apply the CE mark to its products. In addition, international sales of medical devices manufactured in the United States but not approved by the FDA for distribution in the United States are subject to FDA export requirements. Under these requirements, Quantech must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of Section 801(e) of the United States Food, Drug and Cosmetic Act. No regulatory clearances have yet been obtained in any country other than the United States and there is no assurance that any will be obtained. Further, regulations and standards are subject to frequent changes. If regulatory clearances are not obtained, compliance with changes in regulations or standards are not met or our manufacturing facilities and those of our contract manufacturers are in violation of applicable regulations, the sale of our product could be materially adversely affected.

         Specific requirements demanded of a laboratory depend upon the complexity of the test performed. Regulations under the Clinical Laboratory Improvement Act of 1988 establish the following three categories of laboratory tests:

1) tests that require little or no operator skill which allows for a waiver of the regulations;
2)    tests of moderate complexity; and
3)    highly complex tests which require significant operator skill or training.

         Regulatory requirements become increasingly stringent as the complexity of the test rises. All laboratories performing tests of moderate or high complexity must obtain either a registration certificate or a certificate of accreditation from the Health Care Financing Administration or an organization to whom HCFA has delegated such authority. HCFA has allowed electronic controls for some point of care instruments to serve the function of daily quality control performance to allow non-laboratory personnel to run such point of care testing systems. The tests to be performed by the Quantech system are initially expected to be of moderate complexity (class 2). Similar point of care systems that are presently on the market are classified in this manner. In practical terms, performing a test of moderate complexity means that the individual supervising the test, i.e. the physician, pathologist or laboratory director, must be well-educated and well-trained, but the individual operating the machine requires no formal laboratory education and only task-specific training. We may, but have not yet, applied for the waiver to have our system placed in class 2.

         We have received FDA 510(k) premarket approval for our myoglobin heart attack test for use in the clinical environment. We have submitted our heart attack test for the cardiac marker CK-MB and our pregnancy test for hCG to the FDA for similar approval. Each test for our system must obtain FDA approval. We must also submit our system to the FDA for approval in both the clinical setting and point of care use. The system will be provided to the FDA for such approvals after each stage of commercial development is completed.

Significant Agreements

         Ares-Serono License

         We have acquired from Ares-Serono at a total cost of $3.4 million a worldwide exclusive license to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to Quantech's SPR based technology. The Ares-Serono license calls for an ongoing royalty of 6 percent on all products utilizing the SPR based technology which are sold by Quantech. If we sublicense the technology, we will pay a royalty of 15 percent of all revenues received by us under any sublicense. We have paid $1,150,000 in minimum royalties to date and must make an additional payment of $150,000 on December 31, 1999. If such payment is not made, Ares-Serono has the right to cause a reversion to it of a royalty-free license, thereby depriving us of our exclusive rights under the Ares-Serono license. The obligations of us to pay royalties terminate when the total royalty payments reach a gross amount of $18 million, which amount would be increased by $2,000,000 each time a benchmark is not met. After such total payments, our rights in the licensed SPR based technology continue in perpetuity with no further obligations to Ares-Serono.

         Ares-Serono specifically reserved, and did not license to us, any rights with or otherwise integrated with certain fluorescence capillary fill device technology. We believe that such limitation does not materially impact the value of the Ares-Serono license given our current plan of commercialization. In addition, the Ares-Serono license is subject to the contingent right of PA Technology, a U.K. corporation, to request a grant of a non-exclusive royalty-free license to exploit certain rights in the SPR biosensor technology for applications outside the field of the commercial interests of Quantech.

         The PE Corp. Agreement

         Quantech and PE Corp. are parties to a technology and development agreement. Such agreement provides PE with exclusive licenses to certain Quantech technology for use outside of medical diagnostics and co-exclusive rights to nucleic acid medical diagnostics. PE, pursuant to the agreement, provides technical assistance related to our medical diagnostic system and future royalty payments if PE sells products using Quantech's technology. The royalty is set at 8% of gross sales. Minimum royalties of $500,000 per year begin in December of 2000 and expire in conjunction with the related patents, provided, however, that if PE does not proceed to commercialize the licensed SPR biosensor technology prior to such date all rights revert back to Quantech.

         Quantech, pursuant to an exclusive license agreement with PE, has licensed PE technology that provides a large density, high throughput diagnostic testing capacity for Quantech's SPR based technology in medical diagnostics other than nucleic acid testing. Through the optical and chemistry deposition advancements made by PE, they are able to read up to 100 test areas on a single 1 cm by 1 cm slide and plan to expand this capacity. Quantech believes such two dimensional array capability, as now used in genomic screening research, should allow Quantech to expand its system upstream from the critical care area to the central laboratory. Vertical expansion to intensive care units, surgical suites, doctor offices and home testing should also be possible. Future generations of Quantech's current system are also expected to benefit from the PE technology by reducing the number of unique test cartridges needed to perform the same number of tests which reduces inventory requirements and manufacturing costs.

         The royalty to be paid by Quantech will be 8% of gross sales of Quantech products which include the PE technology. Minimum royalties to PE of $500,000 per year begin in December of 2000, provided, however, that if Quantech does not proceed to commercialize the SPR based technology licensed from PE prior to such date, all rights revert back to PE. The PE technology will not be initially incorporated into the PTIP.

Patents and Proprietary Rights

         The Ares-Serono license covers a total of eight patents. Some of these patents relate to the optics, mirrors, light refraction and calibration of the SPR based instrument. The remaining patents are on the grating, optics enhancement of the disposals, sensitivity of the chemistry on the disposable, attachment of the assay reagents to the disposal grating and features of the prototype instrument. The chart below provides a listing of the patents and their status.




PATENT NAME                DESCRIPTION                           U.S. GRANT         COUNTRIES GRANTED
                                                                 DATE

Merlin I                   Main patent for grating  coupled SPR  06/05/90           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                           biosensor.                                               JP, LU, NL, NO, SE, WO

Merlin II                  Main patent for grating  coupled SPR  21/11/89           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                           biosensor.                                               JP, LU, NL, NO, SE, WO

Cellulose Nitrate Films    Main patent for grating  coupled SPR  12/02/91           AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                           biosensor.                                               GR, IL, IT, JP, LU, NL, SE

Calibration Notches        Minor patent.                         09/05/89           AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                                                                                    GR, IL, IT, JP, LU, NL, SE
Enhanced SPR biosensor     Minor patent.                         Pending            AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
assay                                                                               GR, IL, IT, JP, LU, NL, SE

Sensor Using Photoresist   Minor patent.                         09/03/88           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                                                                                    LU, NL, NO, SE, WO
Waveguide Sensor           Minor patent.                         Pending            AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                                                                                    IT, JP, LU, NL, NO, SE, WO

Restrahlen Effect Sensor   Minor patent.                         N/A                GB ONLY

         All developments by Quantech pursuant to the Ares-Serono license, either proprietary or patentable in nature, are the property of Quantech. We have made a number of advances that may be patentable and we are reviewing registration of additional patents.


Employees

         Quantech employs 23 people on a full and part-time basis and engages consultants and independent contractors to provide services related to the development of the PTIP and marketing. We expect to hire other personnel as necessary for chemistry development, quality control, sales and marketing, manufacturing and administration.

CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-KSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product approvals, development programs and marketing efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed herein. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual operations and cause such operations to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

We need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitments to receive any additional significant funding.

         Quantech does not have sufficient funds to complete commercial development or commence production and sales of its system. Quantech anticipates that its cash on hand, bank credit facility, and completion of Quantech's Series B convertible preferred stock offering for up to an additional $500,000 will allow it to maintain operations through the end of calendar 1999. Additional financing of at least $10 million of investment capital, funding by strategic partner(s) or licensing revenues will be needed for the following: to operate through September 2000. This financing will be used to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing will result in dilution to Quantech stockholders.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

         Quantech has not had any significant revenues to date. As of June 30, 1998 and 1999, we had an accumulated deficits of $18,057,048 and $22,727,284, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1999, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

Failure to complete development of the system on the current timetable and budget would increase the amount of additional financing required and might make it impossible for Quantech to continue operations.

         Components of the system are under various stages of development. Until system development is completed and cleared through the FDA, there can be no assurance that the system will be finished according to our current development timetable and budget. Failure to timely finish on budget will require Quantech to seek funding greater than currently anticipated and make it more difficult to raise the additional funding. Additionally, the final price that we will need to charge to cover the costs of the instrument and the test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If Quantech cannot receive FDA approval and offer the system with certain required features at a cost acceptable to potential customers, it will be impossible for Quantech to continue operations.

We may not succeed in persuading potential buyers to replace existing equipment and facilities with our system or in convincing the medical community and third-party payers of the reliability, faster speed and lower cost of tests conducted on our system.

         In general, the commercial success of Quantech's system will depend upon its acceptance by the medical community and third-party payers as a reliable and economical product. The approval of the purchase of diagnostic test systems by a hospital is generally controlled by its central laboratory. We expect that there will be resistance by some central laboratories to a new system until it is proven to have a level of accuracy and precision comparable to current hospital tests. Finally, the system must provide results of STAT tests quicker than current hospital tests for emergency department doctors.

We have not established a distribution system and may not have the resources to effectively market our product.

         We have had no experience in marketing our system. We intend to market our system in the United States through either a direct sales force or through a strategic partner with an established distribution system, and in foreign markets through a strategic partner(s), but no assurance can be given that such arrangements can be made. Establishing sales and marketing capability sufficient to support the level of sales necessary for us to attain profitability will require substantial efforts and significant management and financial resources. There can be no assurance that we will be able to recruit and retain direct sales and marketing personnel, engage distributors or have our marketing efforts be successful.

We have very limited manufacturing and production experience and have not yet contracted with third party manufacturers.

         To be successful, we must timely manufacture sufficient quantities of the instrument, test cartridges and communicators in compliance with regulatory requirements, such as the FDA's Good Manufacturing Practices while maintaining product quality and acceptable manufacturing costs. The instrument, communicators and many components of the test cartridges will be manufactured by outside vendors. We have not entered into agreements with any of these vendors. There can be no assurance that we can engage such vendors. Further, if engaged, the limited control we have over any third party manufacturers as to timeliness of production, delivery and other factors could affect our ability to supply products on a timely basis.

         We ultimately intend to chemically coat and assemble test cartridges ourselves. We have never operated a manufacturing/assembly business. We will have to establish a manufacturing facility, or contract for such services with a third party, which is registered with the FDA.

We need FDA approval of the instrument and test cartridges in order to market them and failure to obtain approval would mean failure for Quantech.

         The instrument and test cartridges are human diagnostic medical devices subject to regulation by the United States FDA and agencies of foreign countries. The FDA regulates the system as a medical device that requires clearance before sales can be made in the United States. We believe that such pre-market clearance can be obtained for our instrument and substantially all of our test cartridges through submissions of a 510(k) pre-market notification demonstrating the particular product's substantial equivalence to another device legally marketed under a similar clearance. There can be no assurance that the FDA or other government regulators will approve the instrument and test cartridges in a timely manner or at all. Delay in approvals, or failure to achieve approvals, would increase the capital necessary to maintain operations and make it more difficult to raise required funds.

We may not succeed in marketing our product against multiple levels of competition, including from manufacturers of central and STAT laboratory testing equipment and point-of-care testing products.

         The medical testing market is highly competitive. We expect that manufacturers of central and STAT laboratory testing equipment will compete to maintain their market shares. Also, point-of-care testing products exist and additional products are likely to be introduced to compete with certain tests to be performed on the Quantech system. All of the industry leaders and many of the other companies participating in this market have substantially greater resources than the resources available to us, including, but not limited to, financial resources and skilled personnel. Current central lab systems are also well accepted and entrenched so that sale of our system may require a significant sales effort to gain market share. If the features and costs of our system are not compelling it will not successfully compete in its market.

Our system must comply with regulations governing the qualifications of persons operating it and high qualification requirements could adversely affect sales.

         Use of Quantech's system will be subject to the Clinical Laboratory Improvement Act of 1988. This regulation governs the qualifications of persons supervising a laboratory test and the persons performing the laboratory test. We have based our marketing plan on the belief that our system will be classified as a test of moderate complexity. However, we have not sought the necessary regulatory approval of this classification. In practical terms, performing a test of moderate complexity means that the individual supervising the test must be well educated and well trained, but the individual operating the system requires no formal laboratory education and only task-specific training. If our system were not classified as a test of moderate complexity, we would not have a user-friendly operation advantage, which could have an adverse effect on sales.

Our system initially will be Quantech's only product making the company vulnerable to technological obsolescence.

         Our system will be Quantech's only initial product and is based upon a single set of core technologies. We operate in a market characterized by rapid and significant technological change. While we are not aware of any developments in the medical industry which would render our current or planned product less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so. To remain competitive, we will need continually to make substantial expenditures for development of both equipment and additional tests.

Failure to maintain patent protection of our system would put Quantech at substantial risk.

         No assurance can be given that we will be able to protect our proprietary technology. We are not aware of any issued patents that would prohibit the use of any technology we currently have under development. However, patents may exist or be issued in the future to other companies covering elements of our system. The existence or issuance of such patents may require us to make costly significant changes in the design of our systems or operational plans. We have not conducted an independent patent search or evaluation with respect to our patented technology. Ares-Serono, the company licensing certain technology to us made no warranties as to the enforceability of any of the patents or the commercial potential of the technology. Although Ares-Serono may defend the patents they have licensed to us, we will be responsible for the defense of any patents Ares-Serono elects not to defend and all of those issued to us. The cost of patent litigation can be very substantial.

We are dependent on the Ares-Serono license for the SPR biosensor technology and will lose exclusive rights to the technology if we do not make our last minimum royalty payment.

         We are dependent upon the worldwide license we acquired from Ares-Serono to certain patents, proprietary information and associated hardware related to the SPR biosensor technology. The Ares-Serono license calls for ongoing royalties based on revenues and a $150,000 minimum royalty payment on December 31, 1999. If the minimum royalty payment is not made, Ares-Serono has the right to cause a reversion to it of a royalty-free license, thereby depriving us of our exclusive rights under the Ares-Serono license.

We are dependent upon our few employees and the loss of our CEO, CFO/COO or Executive VP of R&D could leave Quantech without sufficient management expertise to continue operations successfully.

         We have a small number of employees. Although we believe we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our personnel could, to varying degrees, have an adverse effect on our operations and system development. The loss of Robert Case, our CEO, Greg Freitag, our COO and CFO or Thomas Witty, our Executive V.P. of R&D, would have a material adverse effect on Quantech.

Shares eligible for future sale could depress the market price of Quantech's Common Stock and make it more difficult for Quantech to raise the funds it needs to survive.

         Nearly all shares of Quantech's outstanding common stock are eligible to be sold in the public market along with all shares that may be obtained upon exercise of outstanding options, warrants or conversion of Series A Convertible Preferred Stock. The sale of a large number of shares could adversely affect the market price and liquidity of Quantech's securities. Such potential adverse effects on price and liquidity, or the concern over these issues, could make it more difficult for Quantech to raise required future funds.

ITEM 2.  DESCRIPTION OF PROPERTY

         Quantech leases offices (comprised of approximately 6,800 sq. ft.) at 1419 Energy Park Drive, St. Paul, Minnesota at a base monthly rent of approximately $5,800 pursuant to a lease arrangement which expires February 2000 and will thereafter proceed on a month-to-month basis. Quantech is currently reviewing plans to move to a new facility. It is anticipated that such facility would be approximately 15,000 sq. ft. and meet Quantech's need for more than three years.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the local over-the-counter and the OTC Bulletin Board under the symbol QQQQ. Although trading in Quantech's common stock does occur on a consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for Quantech's common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

         The following table summarizes the quarterly high and low sale prices of Quantech's common stock for the last two fiscal years as adjusted for a 1-for-20 reverse stock split effected on June 2, 1998. The closing price of Quantech's common stock on September 17, 1999 was $1.25 per share.

                                               High            Low
                                           -----------     ------------

          Fiscal 1998
                   First Quarter             $  5.60          $  2.20
                   Second Quarter            $  5.60          $  2.80
                   Third Quarter             $  4.00          $  2.70
                   Fourth Quarter            $  7.00          $  2.60
          Fiscal 1999
                   First Quarter             $  3.88          $  0.94
                   Second Quarter            $  2.56          $  0.53
                   Third Quarter             $  2.00          $  1.38
                   Fourth Quarter            $  1.81          $  1.38


         As of September 23, 1999, the Company had approximately 500 holders of record of its common stock, excluding stockholders whose stock is held either in nominee name or street name brokerage accounts. Based on information obtained from Quantech's transfer agent, as of such date, there were approximately 3,800 stockholders of Quantech's common stock whose stock is held in either nominee name or street name brokerage accounts.

                                 DIVIDEND POLICY

         Quantech has never paid a cash dividend on its common stock or Series A or B Convertible Preferred Stock. Payment of dividends is at the discretion of the board of directors. The board of directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

                           UNREGISTERED SALES OF STOCK

         During May through September 1999, Quantech sold 943,334 shares of Series B Preferred Stock to accredited investors at a price of $1.50 per share. Each share of Series B Preferred Stock is convertible into one share of Quantech Common Stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The Company paid commissions and accountable expenses in the aggregate amount of $92,182 to registered investment banks for acting as selling agents and issued the investment banks warrants to purchase up to 94,333 shares of Common Stock as additional compensation. The purchasers acquired these securities for their own account and not with a view to any distribution thereof to the public.

         In September 1999 Quantech sold a warrant to an accredited investor to purchase 175,000 shares of Quantech common stock at $1.25 per share. The warrant was sold for $10,000 and may be exercised any time before September 9, 2004. The sale of the warrant was deemed to be exempt from registration under Section 4(2) of the 1933 Act and Rule 506 promulgated thereunder. The purchaser acquired this security for its own account and not with a view to any distributon thereof to the public.

         In April 1999, 20,000 shares of Common Stock were issued pursuant to conversion of Series A Convertible Preferred Stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchaser acquired these securities for its own account and not with a view to any distribution thereof to the public.


       ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATIONS

History

         Quantech was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR is the core technology of Quantech's proposed Patient Testing Information Platform ("PTIP"). The PTIP will first be marketed to hospital emergency departments ("ED") and is expected to provide a single, simple economical system providing the rapid, quantitative STAT test menu EDs require. The Quantech system configuration will consist of a bench top modular instrument, a series of disposable tests with one or up to three tests per disposable and wireless handheld communication devices to quickly provide test information.

         Quantech is a development stage company, which has suffered losses from operations, and will require additional financing to complete development, obtain FDA approval and commercialize its product. Our product development must be completed, FDA approval obtained, the product introduced to the market and ultimately Quantech will need to successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations

         The Company has incurred a net loss of $22,346,864 from September 30, 1991 (date of inception) through June 30, 1999 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc. and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the rights to the SPR technology.

         For the year ended June 30, 1999 Quantech had interest income of $1,886 compared to $12,435 for the 1998 fiscal year as a result of less cash on hand as proceeds obtained from Quantech's private placements of securities have been used for operations and research and development.

         General and administration expenses increased from $1,221,196 for the year ended June 30, 1998 to $1,593,451 for the year ended June 30, 1999. The increase in general and administration expenses was primarily due to costs related to financing activities and market research. The financing costs included commissions, charges for warrants and options issued in connection with financing activities and professional fees. Market research expenses included fees paid to consultants and research firms and costs to attend industry trade shows. We expect general and administrative expenses to increase in the future as we complete development of our system, prepare for market launch and begin to manufacture and distribute our products. The Company will also begin to incur increasing sales and marketing expenses.

         Research and development costs increased from $1,608,361 in 1998 to $1,815,727 in 1999. The increase was primarily due to costs related to the preparation of 510(k) submissions to the FDA and increased development work. We expect R&D spending to significantly increase as we complete the commercial development of our system, conduct additional FDA work, and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense increased to $150,000 in 1999 as compared to $112,500 in 1998 as a result of the higher minimum royalties owed under Quantech's amended license with Ares-Serono. We will continue to accrue royalty expense of $37,500 per quarter until the final minimum payment is made in December 1999. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments.

         Interest expense of $732,524 in 1999 was only slightly changed from $719,126 in 1998. Interest expense during fiscal year 2000 is expected to be significantly lower due to reduced debt.

         For the year ended June 30, 1999 Quantech had a loss of $4,289,816 as compared to $3,648,748 for the same period ended June 30, 1998. This increased loss was primarily a result of higher general and administrative and research and development expenses in 1999. Net cash used in operations, however, decreased slightly to $2,398,520 in 1999 from $2,476,331 in 1998 primarily due to higher non-cash charges for development work performed by Millennium Medical Systems in exchange for a warrant to purchase shares of Quantech common stock. We expect cash used in operations to increase during fiscal year 2000 as we complete development of our system and prepare for market launch.

Liquidity and Capital Resources

         From inception to June 30, 1999, Quantech has raised approximately $21,300,000 through a combination of public stock sales and private sales of stock and debt obligations. In May 1999 Quantech began offering for sale a minimum of $500,000 and a maximum of $2,000,000 of its Series B Preferred Stock to accredited investors. The shares are priced at $1.50 per share and each share is convertible into one share of Common Stock. During May through September 1999 Quantech raised net proceeds of $1,322,818 from the sale of 943,334 shares of its Series B Preferred Stock at $1.50 per share.

         Quantech anticipates that its cash on hand, bank credit facility, and completion of Quantech's Series B convertible preferred stock offering for up to an additional $500,000 will allow it to maintain operations through calendar 1999. Additional financing of approximately $10 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitments to receive any additional significant funding." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, all of which credit line will be used by the end of calendar 1999, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of approximately $61,000 in fiscal 1999. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as we near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of September 17, 1999 Quantech had 3,028,507 shares of Common Stock outstanding. It also had options and warrants outstanding to purchase an additional 7,169,670 shares, and Series A and B Preferred Stock convertible into 7,447,185 shares of Common Stock.

Year 2000 Compliance

         We believe our internal information and non-information systems are year 2000 compliant. Quantech is in a stage of development of its products at a time when awareness of year 2000 issues allows it to build year 2000 compliance into its products and operations. As a development stage company, year 2000 issues are not significant to Quantech absent a national catastrophe. We believe that any existing suppliers to Quantech who are lost due to year 2000 problems could be replaced at our current stage of development without any serious interruption to our business or any material adverse effect on our operations or financial condition because they are easily replaced. We are diligently ascertaining at each step of development that our products are compliant and are in the process of contacting key suppliers to address their exposure to year 2000 related risks. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our suppliers and potential customers, the general economy or the ability of businesses to receive essential services such as telecommunications and banking. Any such occurrence could adversely affect our business.

New Accounting Pronouncements

         Comprehensive Income. The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires reporting items, which are components of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Quantech adopted this statement in the fiscal year ending June 30, 1999; however, it did not have an effect on the presentation of Quantech's financial statements.

         Segments. The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. Quantech adopted this statement in the fiscal year ending June 30, 1999; however, this statement did not have an effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                          Page
                                                                          ----
INDEPENDENT AUDITOR'S REPORT                                               31

Balance sheets as of June 30, 1998 and 1999                             32-33

Statements of operations for the years ended June 30, 1998
 and 1999, and the period from September 30, 1991
 (date of inception) to June 30, 1999                                      34

Statements of stockholders' equity (deficit) for the period
 from September 30, 1991 (date of inception) to June 30,
 1999                                                                   35-42


Statements of cash flows for the years ended June 30,
 1998 and 1999, and the period from September 30, 1991
 (date of inception) to June 30, 1999                                   43-45

Notes to financial statements                                           46-58



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the
    Board of Directors
Quantech Ltd.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Quantech Ltd. (A Development Stage Company) as of June 30, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1999, and for the period from September 30, 1991 (date of inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. (A Development Stage Company) as of June 30, 1998 and 1999, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1999, and for the period from September 30, 1991 (date of inception), to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company which has suffered significant losses from operations, requires significant additional financing, and ultimately needs to continue development of its product, obtain FDA approval, generate revenues, and successfully attain profitable operations to realize the value of its license agreement and remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /S/ McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
July 14, 1999 (September 23, 1999, as
to the last paragraph of Note 7)

QUANTECH LTD. (A Development Stage Company)

BALANCE SHEETS
June 30, 1998 and 1999

ASSETS (Note 3)                                                                  1998            1999
                                                                             ----------      ----------

Current Assets
     Cash and cash equivalents                                               $   46,135      $  436,223
     Prepaid expenses:
         Product development expense                                            115,000          57,500
         Other                                                                   42,044          36,037
                                                                             ----------      ----------
                   Total current assets                                         203,179         529,760
                                                                             ----------      ----------




Property and Equipment
     Equipment                                                                  366,493         427,508
     Leasehold improvements                                                      15,000          15,000
                                                                             ----------      ----------
                                                                                381,493         442,508

     Less accumulated depreciation                                              202,201         276,295
                                                                             ----------      ----------
                                                                                179,292         166,213
                                                                             ----------      ----------




Other Assets
     License agreement, at cost, less accumulated amortization (Note 4)       2,735,807       2,409,180
     Prepaid product development expense, less current portion (Note 4)          57,500            --
     Patents                                                                      9,029          13,045
                                                                             ----------      ----------
                                                                              2,802,336       2,422,225
                                                                             ----------      ----------
                                                                             $3,184,807      $3,118,198
                                                                             ==========      ==========

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    1998               1999
                                                                             ------------       ------------

Current Liabilities
     Short-term debt (Note 3)                                                $  3,112,818       $    746,000
     Accounts payable                                                              97,333            111,857
     Accrued expenses:
         Minimum royalty commitment (Note 4)                                       75,000             75,000
         Spectrum Diagnostics, Inc. obligations                                    19,846               --
         Payroll and vacation                                                     103,157            120,300
         Interest                                                                  48,594              3,100
                                                                             ------------       ------------
                   Total current liabilities                                    3,456,748          1,056,257
                                                                             ------------       ------------

Redeemable Series A Preferred Stock, authorized 2,500,000 shares;
     issued and outstanding 1,697,706 shares at June 30, 1999;
     redeemable after November 5, 2003, at $5,470,538 (Note 6)                       --            5,113,143
                                                                             ------------       ------------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity (Deficit) (Notes 2, 3, 6, 7, and 9)
     Common stock, no par value; authorized 50,000,000 shares;
         issued and outstanding 2,565,040 and 2,741,534 shares at
         June 30, 1998 and 1999, respectively                                  16,308,438         16,498,837
     Series B Preferred Stock, no par value; authorized 2,000,000
         shares; issued and outstanding 623,334 shares at June 30, 1999              --              891,500
     Stock subscription receivable for Series B Preferred Stock                      --              (60,000)
     Additional paid-in capital                                                 1,476,669          2,342,745
     Deficit accumulated during the development stage                         (18,057,048)       (22,724,284)
                                                                             ------------       ------------
                                                                                 (271,941)        (3,051,202)
                                                                             ------------       ------------
                                                                             $  3,184,807       $  3,118,198
                                                                             ============       ============

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                                                                    September 30,
                                                                                                    1991 (Date of
                                                                    Years Ended June 30             Inception) to
                                                            -------------------------------------
                                                                  1998               1999           June 30, 1999
-----------------------------------------------------------------------------------------------------------------
Interest income                                            $     12,435       $      1,886       $    185,102
                                                           ------------       ------------       ------------

Expenses:
     General and administrative                               1,221,196          1,593,451         10,755,235
     Research and development                                 1,608,361          1,815,727          8,069,793
     Minimum royalty expense (Note 4)                           112,500            150,000          1,225,000
     Losses resulting from transactions with Spectrum
         Diagnostics, Inc.                                         --                 --              556,150
     Net exchange gain                                             --                 --              (67,172)
     Interest                                                   719,126            732,524          1,950,365
                                                           ------------       ------------       ------------
                                                              3,661,183          4,291,702         22,489,371
                                                           ------------       ------------       ------------

                   Loss before income taxes                  (3,648,748)        (4,289,816)       (22,304,269)

Income taxes (Note 8)                                              --                 --               42,595
                                                           ------------       ------------       ------------
                   Net loss                                $ (3,648,748)      $ (4,289,816)      $(22,346,864)
                                                           ============       ============       ============

Net loss attributable to common stockholders:
     Net loss                                              $ (3,648,748)      $ (4,289,816)
     Preferred stock accretion                                     --             (377,420)
                                                           ------------       ------------
                   Net loss attributable to common
                       stockholders                        $ (3,648,748)      $ (4,667,236)
                                                           ============       ============

Loss per basic and diluted common share                    $      (1.45)      $      (1.75)
                                                           ============       ============

Weighted-average common shares outstanding                    2,523,975          2,673,812
                                                           ============       ============

See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                                        Additional
                                                   Series B Preferred Stock                 Common Stock                 Paid-In
                                                   ------------------------     ---------------------------------
                                                   Shares Issued    Amount        Shares Issued        Amount            Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                      -      $    --               --        $      --         $      --
     Net loss                                              -           --               --               --                --
     Common stock transactions:
         Common stock issued, October 1991                 -           --            160,000        3,154,574              --
         Common stock issued, November 1991                -           --             30,000          611,746         1,788,254
         Common stock issuance costs                       -           --               --               --            (889,849)
     Cumulative translation adjustment                     -           --               --               --                --
                                                      ---------   -----------      ---------       ----------       -----------

Balance, December 31, 1991                                 -           --            190,000        3,766,320           898,405
     Net loss                                              -           --               --               --                --
     Common stock transactions:
         Common stock issued, September 1992               -           --             35,000          699,033           875,967
         Common stock issuance costs                       -           --               --               --            (312,755)
         8,000 shares of common stock to be issued         -           --               --               --                --
     Officer advances, net                                 -           --               --               --                --
     Cumulative translation adjustment                     -           --               --               --                --
     Elimination of cumulative translation adjustment      -           --               --               --                --
                                                      ---------   -----------      ---------       ----------       -----------

Balance, December 31, 1992                                 -           --            225,000        4,465,353         1,461,617
     Net loss                                              -           --               --               --                --
     Common stock transactions:
         Common stock issued, January 1993                 -           --              8,000            1,600           118,400
         Common stock issued, April 1993                   -           --              1,500              300            11,700
         Change in common stock par value resulting
            from merger                                    -           --               --         (4,420,353)        4,420,353
     Repayments                                            -           --               --               --                --
                                                      ---------   -----------      ---------       ----------       -----------

Balance, June 30, 1993                                     -           --            234,500           46,900         6,012,070
     Net loss                                              -           --               --               --                --
     12,000 shares of common stock to be issued            -           --               --               --                --
     Repayments                                            -           --               --               --                --
                                                      ---------   -----------      ---------       ----------       -----------

Balance, June 30, 1994                                     -           --            234,500           46,900         6,012,070
     Net loss                                              -           --               --               --                --
     Common stock issued, June 1995                        -           --            107,500           21,500           276,068
     Warrants issued for services                          -           --               --               --              40,200
                                                      ---------   -----------      ---------       ----------       -----------


                                   (Continued)

(Table continued)
                                                                                                       Deficit
                                                                                                     Accumulated      Accumulated
                                                      Common Stock    Common Stock                    During the         Other
                                                      Paid for, but   Subscriptions    Due From      Development     Comprehensive
                                                       Not Issued      Receivable      Officers         Stage            Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                  $      --       $      --       $      --      $      --        $      --
     Net loss                                                 --              --              --         (594,620)            --
     Common stock transactions:
         Common stock issued, October 1991                    --              --              --             --               --
         Common stock issued, November 1991                   --              --              --             --               --
         Common stock issuance costs                          --              --              --             --               --
     Cumulative translation adjustment                        --              --              --             --            387,754
                                                         ---------      -----------       ---------     ----------     -----------

Balance, December 31, 1991                                    --              --              --         (594,620)         387,754
     Net loss                                                 --              --              --       (2,880,988)            --
     Common stock transactions:
         Common stock issued, September 1992                  --           (53,689)           --             --               --
         Common stock issuance costs                          --              --              --             --               --
         8,000 shares of common stock to be issued         120,000            --              --             --               --
     Officer advances, net                                    --              --           (27,433)          --               --
     Cumulative translation adjustment                        --              --              --             --           (209,099)
     Elimination of cumulative translation adjustment         --              --              --             --           (178,655)
                                                         ---------      -----------       ---------     ----------     -----------

Balance, December 31, 1992                                 120,000         (53,689)        (27,433)    (3,475,608)            --
     Net loss                                                 --              --              --         (996,089)            --
     Common stock transactions:
         Common stock issued, January 1993                (120,000)           --              --             --               --
         Common stock issued, April 1993                      --              --              --             --               --
         Change in common stock par value resulting
            from merger                                       --              --              --             --               --
     Repayments                                               --              --             5,137           --               --
                                                         ---------      -----------       ---------     ----------     -----------

Balance, June 30, 1993                                        --           (53,689)        (22,296)    (4,471,697)            --
     Net loss                                                 --              --              --       (1,543,888)            --
     12,000 shares of common stock to be issued             30,000            --              --             --               --
     Repayments                                               --            53,689          22,296           --               --
                                                         ---------      -----------       ---------     ----------     -----------

Balance, June 30, 1994                                      30,000            --              --       (6,015,585)            --
     Net loss                                                 --              --              --       (2,070,292)            --
     Common stock issued, June 1995                        (30,000)        (20,000)           --             --               --
     Warrants issued for services                             --              --              --             --               --
                                                         ---------      -----------       ---------     ----------     -----------

QUANTECH LTD. (A Development Stage Company)


                                                                                                                        Additional
                                                   Series B Preferred Stock                 Common Stock                 Paid-In
                                                   ------------------------     ---------------------------------
                                                   Shares Issued    Amount        Shares Issued        Amount            Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                      --          --            342,000            68,400         6,328,338
     Net loss                                               --          --               --                --                --
     Common stock issued, net of issuance costs of
         $848,877:
         July 1995                                          --          --            308,000            61,600         1,304,450
         August 1995                                        --          --             35,880             7,176           161,460
         September 1995                                     --          --            690,364           138,073         2,370,389
         November 1995                                      --          --             94,892            18,978           425,482
         December 1995                                      --          --            560,857           112,172         1,292,473
         May 1996                                           --          --            313,750            62,750         3,300,422
         June 1996                                          --          --                252                51             3,650
     Payment received on subscription receivable            --          --               (960)             (192)          (14,808)
     Compensation expense recorded on stock options         --          --               --                --             125,000
                                                      ----------    ----------     ----------       -----------       -----------

Balance, June 30, 1996                                      --          --          2,345,035           469,008        15,296,856
     Net loss                                               --          --               --                --                --
     Stock offering costs                                   --          --               --                --             (12,310)
     Common stock issued upon exercise of options
         and warrants:
         September 1996                                     --          --                500               100             2,400
         October 1996                                       --          --              8,500             1,700            40,800
         November 1996                                      --          --                750               150             3,600
         December 1996                                      --          --             13,500             2,700            64,800
         January 1997                                       --          --              1,000               200             4,800
         February 1997                                      --          --              7,500             1,500            17,250
         March 1997                                         --          --              7,000             1,400            33,600
     Payments received on subscription receivable           --          --               --                --                --
     Compensation expense recorded on stock options         --          --               --                --              48,000
     Common stock issued, June 1997                         --          --             18,250             3,650           105,850
     Warrants issued with notes payable                     --          --               --                --                 371
                                                      ----------    ----------     ----------       -----------       -----------

Balance, June 30, 1997                                      --          --          2,402,035           480,408        15,606,017
     Net loss                                               --          --               --                --                --
     Conversion of common stock from par value to
         no par value                                       --          --               --          15,392,446       (15,392,446)

                                   (Continued)

(Table continued)
                                                                                                       Deficit
                                                                                                     Accumulated      Accumulated
                                                      Common Stock    Common Stock                    During the         Other
                                                      Paid for, but   Subscriptions    Due From      Development     Comprehensive
                                                       Not Issued      Receivable      Officers         Stage            Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                   --           (20,000)          --            (8,085,877)          --
     Net loss                                            --              --             --            (2,396,963)          --
     Common stock issued, net of issuance costs of
         $848,877:
         July 1995                                       --              --             --                  --             --
         August 1995                                     --              --             --                  --             --
         September 1995                                  --              --             --                  --             --
         November 1995                                   --              --             --                  --             --
         December 1995                                   --              --             --                  --             --
         May 1996                                        --              --             --                  --             --
         June 1996                                       --              --             --                  --             --
     Payment received on subscription receivable         --            20,000           --                  --             --
     Compensation expense recorded on stock options      --              --             --                  --             --
                                                      ----------    ----------     ----------        -----------       -----------
                                                                                                                           ---
Balance, June 30, 1996                                   --              --             --           (10,482,840)          --
     Net loss                                            --              --             --            (3,925,460)          --
     Stock offering costs                                --              --             --                  --             --
     Common stock issued upon exercise of options
         and warrants:
         September 1996                                  --              --             --                  --             --
         October 1996                                    --              --             --                  --             --
         November 1996                                   --              --             --                  --             --
         December 1996                                   --           (57,500)          --                  --             --
         January 1997                                    --              --             --                  --             --
         February 1997                                   --              --             --                  --             --
         March 1997                                      --              --             --                  --             --
     Payments received on subscription receivable        --            57,500           --                  --             --
     Compensation expense recorded on stock options      --              --             --                  --             --
     Common stock issued, June 1997                      --              --             --                  --             --
     Warrants issued with notes payable                  --              --             --                  --             --
                                                      ----------    ----------     ----------        -----------       -----------
                                                                                                                           ---
Balance, June 30, 1997                                   --              --             --           (14,408,300)          --
     Net loss                                            --              --             --            (3,648,748)          --
     Conversion of common stock from par value to
         no par value                                    --              --             --                  --             --


QUANTECH LTD. (A Development Stage Company)


                                                                                                                        Additional
                                                   Series B Preferred Stock                 Common Stock                 Paid-In
                                                   ------------------------     ---------------------------------
                                                   Shares Issued    Amount        Shares Issued        Amount            Capital
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997 (continued)
     Common stock issued for license agreement:
         September 1997                                     --         --              150,000           390,000             --
     Common stock issued for equipment and services
         received:
         March 1998                                         --         --               13,078            45,584             --
     Warrants issued for services received:
         March 1998                                         --         --                 --                --             15,215
         April 1998                                         --         --                 --                --                500
     Warrants issued with notes payable                     --         --                 --                --                939
     Amount attributable to value of debt conversion
         feature                                            --         --                 --                --            988,444
     Warrants issued for license agreement:
         December 1997                                      --         --                 --                --            230,000
     Compensation expense recorded on stock options         --         --                 --                --             28,000
     Adjustment of fractional shares due to 1-for-20
         reverse stock split                                --         --                  (73)             --               --
                                                      ----------    ----------      ----------       -----------       -----------

Balance, June 30, 1998                                      --         --            2,565,040        16,308,438        1,476,669
     Net loss                                               --         --                 --                --               --
     Warrants issued with notes payable                     --         --                 --                --                 76
     Common stock issued upon conversion of notes
         payable:
         July 1998                                          --         --                2,000             7,060             --
         September 1998                                     --         --                3,400            12,002             --
         October 1998                                       --         --               25,000            18,750             --
     Common stock issued upon exercise of warrant:
         August 1998                                        --         --                2,045             5,114             --
     Common stock issued for equipment and services
         received:
         July 1998                                          --         --                5,714            20,000             --
         August 1998                                        --         --                9,196            27,589             --
         September 1998                                     --         --               12,557            11,318             --
         December 1998                                      --         --                6,078             5,688             --

                                   (Continued)

(Table continued)
                                                                                                       Deficit
                                                                                                     Accumulated      Accumulated
                                                      Common Stock    Common Stock                    During the         Other
                                                      Paid for, but   Subscriptions    Due From      Development     Comprehensive
                                                       Not Issued      Receivable      Officers         Stage            Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 (continued)
     Common stock issued for license agreement:
         September 1997                                    --            --               --                --            --
     Common stock issued for equipment and services
         received:
         March 1998                                        --            --               --                --            --
     Warrants issued for services received:
         March 1998                                        --            --               --                --            --
         April 1998                                        --            --               --                --            --
     Warrants issued with notes payable                    --            --               --                --            --
     Amount attributable to value of debt conversion
         feature                                           --            --               --                --            --
     Warrants issued for license agreement:
         December 1997                                     --            --               --                --            --
     Compensation expense recorded on stock options        --            --               --                --            --
     Adjustment of fractional shares due to 1-for-20
         reverse stock split                               --            --               --                --            --
                                                      ----------    ----------      ----------       -----------       -----------

Balance, June 30, 1998                                     --            --               --         (18,057,048)         --
     Net loss                                              --            --               --          (4,289,816)         --
     Warrants issued with notes payable                    --            --               --                --            --
     Common stock issued upon conversion of notes
         payable:
         July 1998                                         --            --               --                --            --
         September 1998                                    --            --               --                --            --
         October 1998                                      --            --               --                --            --
     Common stock issued upon exercise of warrant:
         August 1998                                       --            --               --                --            --
     Common stock issued for equipment and services
         received:
         July 1998                                         --            --               --                --            --
         August 1998                                       --            --               --                --            --
         September 1998                                    --            --               --                --            --
         December 1998                                     --            --               --                --            --

QUANTECH LTD. (A Development Stage Company)


                                                                                                                        Additional
                                                   Series B Preferred Stock                 Common Stock                 Paid-In
                                                   ------------------------     ---------------------------------
                                                   Shares Issued    Amount        Shares Issued        Amount            Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (continued)
     Stock options issued for services:
         October 1998                                      --             --             --                --            42,000
     Common stock issued upon conversion of preferred
         stock:
         November 1998                                     --             --           74,052            55,539            --
         January 1999                                      --             --           15,952            11,964            --
         March 1999                                        --             --              500               375            --
         April 1999                                        --             --           20,000            15,000            --
     Warrants issued for acquisition of engineering
         development agreement:
         November 1998                                     --             --             --                --           554,000
     Compensation expense recorded on stock options        --             --             --                --            43,000
     Warrants issued in conjunction with Series A
         Preferred Stock                                   --             --             --                --           227,000
     Accretion to redemption value of Series A
         redeemable Preferred Stock                        --             --             --                --              --
     Issuance of Series B Preferred Stock               623,334        891,500           --                --              --
                                                      ----------    ----------      ----------     ------------     -----------

Balance, June 30, 1999                                  623,334      $ 891,500      2,741,534      $ 16,498,837     $ 2,342,745
                                                      ==========    ==========      ==========     ============     ===========


See Notes to Financial Statements

(Table continued)
                                                                                                       Deficit
                                                                                                     Accumulated      Accumulated
                                                      Common Stock    Common Stock                    During the         Other
                                                      Paid for, but   Subscriptions    Due From      Development     Comprehensive
                                                       Not Issued      Receivable      Officers         Stage            Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (continued)
     Stock options issued for services:
         October 1998                                      --             --                --                 --              --
     Common stock issued upon conversion of preferred
         stock:
         November 1998                                     --             --                --                 --              --
         January 1999                                      --             --                --                 --              --
         March 1999                                        --             --                --                 --              --
         April 1999                                        --             --                --                 --              --
     Warrants issued for acquisition of engineering
         development agreement:
         November 1998                                     --             --                --                 --              --
     Compensation expense recorded on stock options        --             --                --                 --              --
     Warrants issued in conjunction with Series A
         Preferred Stock                                   --             --                --                 --              --
     Accretion to redemption value of Series A
         redeemable Preferred Stock                        --             --                --              (377,420)          --
     Issuance of Series B Preferred Stock                  --          (60,000)             --                 --              --
                                                      ----------    ----------        ----------        ------------     ---------

Balance, June 30, 1999                                  $  --        $ (60,000)        $    --          $(22,724,284)    $     --
                                                      ==========     =========        ==========        ============     =========

                                      42

QUANTECH LTD. (A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                                                                               September 30,
                                                                                                               1991 (Date of
                                                                                 Years Ended June 30           Inception) to
                                                                            -------------------------------
                                                                                 1998             1999         June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                                 $(3,648,748)      $(4,289,816)      (22,346,864)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Elimination of cumulative translation adjustment                            --                --            (178,655)
         Depreciation                                                              62,934            74,094           322,649
         Amortization                                                             379,727           441,627         2,177,971
         Noncash compensation, services, and interest                             787,429         1,403,241         2,727,920
         Losses resulting from transactions with Spectrum
            Diagnostics, Inc.                                                        --                --             556,150
         Write-down of investment                                                    --                --              67,500
         Changes in assets and liabilities, net of effects from purchase of Spectrum Diagnostics, Inc.:
            Decrease in prepaid expenses                                            1,062             6,007            48,055
            Increase (decrease) in accounts payable                               (10,128)           14,524           103,635
            Increase (decrease) in accrued expenses                               (48,607)          (48,197)          472,524
                                                                               ----------        ----------       -----------
                   Net cash used in operating activities                       (2,476,331)       (2,398,520)      (16,049,115)
                                                                               ----------        ----------       -----------

Cash Flows From Investing Activities
     Purchases of property and equipment                                          (16,713)          (61,015)         (499,266)
     Proceeds on disposition of property                                             --                --              37,375
     Organization expenses                                                           --                --             (97,547)
     Patent expenses                                                                 (134)           (4,016)          (13,045)
     Officer advances, net                                                           --                --            (109,462)
     Purchase of investment                                                          --                --            (225,000)
     Purchase of license agreement                                                   --                --          (1,950,000)
     Advances to Spectrum Diagnostics, Inc.                                          --                --            (320,297)
     Prepaid securities issuance costs                                               --                --            (101,643)
     Purchase of Spectrum Diagnostics, Inc., net of cash and cash
         equivalents acquired                                                        --                --          (1,204,500)
                                                                               ----------        ----------       -----------
                   Net cash used in investing activities                          (16,847)          (65,031)       (4,483,385)
                                                                               ----------        ----------       -----------

                                                       (Continued)

QUANTECH LTD. (A Development Stage Company)

                                                                                                                September 30,
                                                                                                                1991 (Date of
                                                                                  Years Ended June 30           Inception) to
                                                                           -------------------------------
                                                                                 1998              1999         June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net proceeds from the sale of common stock and warrants                       --                 --          12,880,797
     Net proceeds from sale of Series A Preferred Stock                            --            1,523,909         1,523,909
     Net proceeds from sale of Series B Preferred Stock                            --              831,500           831,500
     Proceeds from debt obligations                                           1,820,420            498,230         6,047,085
     Payments received on stock subscriptions receivable                           --                 --               5,000
     Payments on debt obligations                                                  --                 --            (522,810)
                                                                           ------------       ------------      ------------
                   Net cash provided by financing activities                  1,820,420          2,853,639        20,765,481
                                                                           ------------       ------------      ------------

Effect of Exchange Rate Changes on Cash                                            --                 --             203,242
                                                                           ------------       ------------      ------------

                   Net increase (decrease) in cash and cash
                       equivalents                                             (672,758)           390,088           436,223

Cash and Cash Equivalents
     Beginning                                                                  718,893             46,135              --
                                                                           ------------       ------------      ------------
     Ending                                                                $     46,135       $    436,223      $    436,223
                                                                           ============       ============      ============


Cash Payments for Interest                                                 $     20,374       $     46,795      $    207,265
                                                                           ============       ============      ============

Supplemental Schedule of Noncash Investing and Financing Activities
     Issuance of debt obligations for services, accounts payable, and
         accrued interest                                                  $    219,300       $       --        $    259,500
     Issuance of debt for acquisition of license                                550,000               --             550,000
     Issuance of warrants in connection with:
         Product development                                                    230,000               --             230,000
         Acquisition of sublicense agreement                                        165               --                 165
         Issuance of convertible debt                                               451                 76               527
         Guarantee of debt                                                       15,716               --              15,716
         Acquisition of engineering development agreement                          --              554,000           554,000
         Series A Preferred Stock sales and exchange for debt                      --              227,000           227,000
     Amount attributable to amortization of value of beneficial debt
         conversion feature                                                     988,444            546,902         1,535,346
     Capital expenditures included in accounts payable                            6,667               --               6,667
     Advances to Spectrum Diagnostics, Inc.                                        --                 --              20,000

                                                       (Continued)

QUANTECH LTD. (A Development Stage Company)


                                                                                                            September 30,
                                                                                                            1991 (Date of
                                                                                 Years Ended June 30        Inception) to
                                                                           ------------------------------
                                                                               1998              1999       June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing and Financing
     Activities (Continued)
     Prepaid security issuance costs (acquired from Spectrum
         Diagnostics, Inc.) ultimately used to reduce proceeds from
         the sale of common stock                                                 --               --             58,830
     Due from Ital-American Securities, Inc.                                      --               --           (674,374)
     Stock issuance costs to be paid                                              --               --            237,201
     Subscriptions receivable offset by accrued compensation                      --               --             53,689
     Officer advances offset by accrued compensation                              --               --            109,462
     Issuance of options and warrants for compensation and services             45,203           85,000          220,203
     Series A Preferred Stock issued for debt obligations and accrued
         interest                                                                 --          3,521,692        3,521,692
     Accretion to redemption value of Series A redeemable
         Preferred Stock                                                          --            377,420          377,420
                                                                           ===========      ===========      ===========

     Acquisition of Spectrum Diagnostics, Inc.:
         Fair value of other assets acquired, principally the license
            agreement                                                      $      --        $      --        $ 1,489,500
         Liabilities assumed                                                      --               --           (285,000)
                                                                           -----------      -----------      -----------
                   Cash purchase price paid, less $5,199 cash
                       acquired                                            $      --        $      --        $ 1,204,500
                                                                           ===========      ===========      ===========

     Common stock issued for:
         Services, equipment, and interest                                 $    45,584      $    64,595      $   384,229
         Exercise of warrant                                                      --              5,114            5,114
         Acquisition of license agreement                                      390,000             --            390,000
         Subscriptions receivable                                                 --               --              5,000
         Debt obligations                                                         --             37,812        2,355,937
         Accounts payable                                                         --               --             40,000
         Accrued expenses                                                         --               --            360,394
         Series A Preferred Stock                                                 --             82,878           82,878
                                                                           -----------      -----------      -----------
                                                                           $   435,584      $   190,399      $ 3,623,552
                                                                           ===========      ===========      ===========

See Notes to Financial Statements.

QUANTECH LTD. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Quantech Ltd. (Quantech or the Company) was formed under the laws of the state of Minnesota for the purpose of effecting the change in domicile of Spectrum Diagnostics S.p.A (SDS) from Italy to the state of Minnesota through a merger with SDS on April 14, 1993. The merger was accounted for as if it were a pooling of interests.

The Company had no operations prior to the merger and is continuing the business of SDS to commercialize the Surface Plasmon Resonance (SPR) technology. Commercialization will consist of developing and introducing an instrument which will run various tests capable of diagnosing various human health conditions and which the Company intends to market to the world medical diagnostic industry.

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

Prepaid product development expense: Prepaid product development expense arose from the valuation of warrants issued to a licensee in return for technical assistance to be rendered to the Company by the licensee over a period of approximately two years via a technology and development agreement. The expense is being recognized over this period (see Note 4).

Other assets: The license agreement is being amortized using the straight-line method over the remaining life of the underlying patents of 15 years (see Note
4). Costs of obtaining additional patents are capitalized and will be amortized over their useful lives.

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

Debt discount attributable to value of conversion feature: The Company has allocated a portion of the proceeds of its debt to a beneficial conversion feature, measured by the intrinsic value of that feature. This amount was amortized to interest expense using the straight-line method over the term of the debt based on the expected conversion date of September 30, 1998 (see Note
3). This debt was immediately convertible, with a conversion price of the lesser of $3.53 per share or 80 percent of the average trading price for 20 consecutive days before a) a financing, sale, merger, or licensing transaction occurred or
b) the maturity date of September 30, 1998. The Company determined the discount should be amortized over the period from date of issuance to September 30, 1998, for the following reasons:

o The Company's history with these types of securities had shown that the debt holders do not convert until the maturity date;

o No additional financing arrangement was expected to occur before the maturity date;

o If no additional financing arrangement occurred before the maturity date, the conversion rate at September 30, 1998, would likely be more favorable to the debt holders; and

o By not converting, the debt holders would be in a senior secured position in the event the Company had significant adverse financial circumstances prior to September 30, 1998.

Substantially all of the notes were converted to preferred stock after September 30, 1998. The remaining debt holders elected to convert their instruments to common stock prior to the expected conversion date, and the unamortized portion of the discount related to their converted debt was charged to interest expense in the period of conversion.

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

Research and development: The Company contracts with certain outside parties for the design and development of its products in addition to conducting its own research and development. Research and development costs are charged to expense as incurred.

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Loss per share has been adjusted for accretion on the Company's mandatory redeemable Series A Preferred Stock, which totaled $377,420 for the year ended June 30, 1999. As described in Notes 6 and 7, the Company has options and warrants outstanding to purchase shares of common stock, and the Series A and B Preferred Stock is convertible into common stock. However, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

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

Comprehensive income: The FASB has issued Statement No. 130, Reporting Comprehensive Income, which the Company adopted in the fiscal year ended June 30, 1999. Statement No. 130 requires reporting items which are components of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company had no comprehensive income as defined by SFAS No. 130 for the years ended June 30, 1998 and 1999. The Company's accumulated other comprehensive income in previous years consisted of the cumulative translation adjustment.

Segments: The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which the Company adopted in the fiscal year ended June 30, 1999. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company operates in only one segment as defined by SFAS No. 131.

Translation of foreign currency statements: Prior to September of 1992, the functional and reporting currency for SDS was the Italian lira. Concurrent with the receipt of net proceeds from its initial public offering of common stock in the United States in September 1992, and in connection with the phase-out of its Italian operations, the functional and reporting currency of SDS changed from the Italian lira to the United States dollar. As a result, the cumulative translation adjustment component of equity was eliminated in 1992.

Note 2. Basis of Presentation

The Company was incorporated for the purpose of acquiring, developing, and commercializing SPR technology for use in medical diagnostics. The Company has had no sales, and the only revenue generated by the Company since its inception has been interest income.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2.  Basis of Presentation (Continued)

The Company is a development stage company which has suffered significant losses from operations, requires significant additional financing, and ultimately needs to continue development of its product, obtain FDA approval, generate revenues, and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern and realize the value of its assets, including its license agreement. These financial statements do not reflect any adjustments which might be necessary should the Company not remain a going concern.

The Company does not have sufficient funds to complete commercial development or commence production and sales of its system. The Company anticipates that its cash on hand, bank credit facility, and the completion of Quantech's Series B convertible Preferred Stock offering for up to an additional $500,000 will allow it to maintain operations through part of fiscal year 2000. Additional financing of at least $10 million of investment capital, funding by strategic partner(s), or licensing revenues will be needed for the following: to develop and submit to the FDA additional tests, to complete clinical evaluation of the system, to establish manufacturing capabilities, and to prepare for sales of the system. The Company does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all.

Note 3.  Short-Term Debt Obligations

Short-term debt obligations as of June 30, 1998 and 1999, were as follows:


                                                                                    1998                    1999
---------------------------------------------------------------------------------------------------------------------
13.5% convertible secured promissory notes, payable September
  1998, secured by substantially all of the Company's assets
  (converted to common stock and Series A Preferred Stock
  in 1999)                                                                 $        3,159,720        $           -
Less discount attributable to value of beneficial conversion
  feature                                                                            (546,902)                   -
Prime rate unsecured note payable to a bank, due December
  1999, guaranteed by a shareholder                                                   500,000              746,000
                                                                         --------------------------------------------
                                                                           $        3,112,818        $     746,000
                                                                         ============================================



As of June 30, 1998, the Company had secured promissory notes payable totaling $3,159,720, which were due September 30, 1998. The notes were immediately convertible (see Note 1) into shares of common stock at a price equal to the lesser of $3.53 or 80 percent of the market price of the common stock for (i) the 20 consecutive trading days prior to the maturity date of the notes or (ii) the price at which the transaction which triggers the repayment of the notes was completed.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3. Short-Term Debt Obligations (Continued)

In conjunction with the 1997 and 1998 offerings of the above notes, the investors received warrants to purchase 619,681 shares of common stock. In addition, the selling agents also received warrants to purchase 21,889 shares of common stock. The warrants' exercise price is calculated in the same manner as the notes' conversion price. The warrants were valued at stated cost of $1,310, which approximated their fair value. The fair value was based upon management's determination that the effective interest rate of the debt approximated the market rate of similar debt instruments with similar risk. Also, the value assigned to the warrants was not materially different than the value computed using the Black-Scholes pricing model.

During the fiscal year ended June 30, 1999, the Company completed the offering by selling an additional $252,230 of the notes. Warrants to purchase 37,835 shares of common stock were issued. In conjunction with this offering, the selling agent received warrants to purchase 3,314 shares of common stock. These warrants were valued at $76. This fair value was based upon management's determination that the effective interest rate of the debt approximated the market rate of similar debt instruments with similar risk. Also, the value assigned to the warrants was not materially different than the value computed using the Black-Scholes pricing model.

During 1999, the notes and the related accrued interest were converted to 30,400 shares of common stock and 1,173,902 shares of redeemable Series A Preferred Stock (see Note 6).

Note 4.  Agreements

License agreement: The Company has a license agreement for certain patents, proprietary information, and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties fail to reach at least $500,000 by December 31, 1993, $850,000 by December 31, 1995, $1,000,000 by December 31, 1997, $1,150,000
by December 31, 1998, and $1,300,000 by December 31, 1999, the licensor has the right to deprive the Company of its exclusive rights under the license agreement (each time one of such benchmarks is not met). As of June 30, 1999, the Company has paid $1,150,000 of the cumulative payment. The Company has also ratably accrued additional minimum royalty payments of $75,000 as of June 30, 1999, because sales or sublicense revenues through June 30, 1999, may not be adequate to meet the cumulative minimum royalty payments. The Company intends to continue accruing and paying minimum royalties for future periods until royalties based on revenues exceed the minimum payment amounts.

The obligations of the Company to pay royalties terminate when the total royalty payments reach a gross amount of $18,000,000, which amount would be increased by $2,000,000 each time a benchmark is not met. After such date, the Company's rights in the licensed SPR technology continue in perpetuity with no further royalty obligations.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4.   Agreements (Continued)

On March 3, 1994, the Company entered into an agreement with an investor group, which included a shareholder of the Company, that granted them rights for a sublicense of the research portion of the original license. This agreement had no expiration date. The investor group received this sublicense in exchange for a promise to purchase 10 percent of the aggregate number of shares offered in the next public offering by the Company, not to exceed an aggregate amount of $500,000. The investor group did not purchase any shares under the agreement.

In September 1997, the Company entered into an agreement to purchase certain sublicense rights that had previously been granted to the investor group. In return for these sublicense rights, the Company issued 150,000 shares of the Company's common stock, convertible secured promissory notes totaling $550,000, and warrants to purchase 82,500 shares of the Company's common stock, and canceled the requirement to purchase shares in the next public offering. The purchase of the sublicense rights was expected to provide the Company with future benefits as the Company was subsequently able to sign an exclusive sublicense agreement for nonmedical markets. This agreement provides the Company with a possibility of receiving a future royalty stream from the sale of products under this new sublicense agreement. Therefore, the Company capitalized the sublicense rights at $940,165, the amount that approximates the fair market price of the equity and debt instruments issued as of the date of the agreement. The value assigned to the common stock was based on the quoted market value. The values of the convertible debt instrument and the detachable warrants were based on similar instruments previously placed by the Company (see Note 3). The value assigned to the warrants was not materially different than the value computed using the Black-Scholes pricing model.

Technology and development agreement: During the year ended June 30, 1998, the Company entered into a technology and development agreement with a leading supplier of life science systems and analytical instruments, which provides exclusive license rights to certain of the Company's technology for use outside of medical diagnostics, and co-exclusive rights to nucleic acid medical diagnostics. The licensee, pursuant to the agreement, is providing technical assistance related to the Company's medical diagnostic system and will be required to pay future royalty payments of 8 percent of gross sales if the licensee sells products containing the Company's technology. Minimum annual royalties to be paid by the licensee will be $500,000 beginning December 2000, expiring in conjunction with the related patents. Should the licensee fail to commercialize the licensed technology, all rights will revert back to the Company.

The licensee also received a warrant to purchase 1,400,000 shares of common stock. The warrant expires December 2002 and is exercisable immediately. The exercise price of the warrant is 95 percent of the average market price of the Company's common stock for the 25 days prior to the date the licensee elects to exercise the warrant. The warrant was valued at $230,000, based on the fair value of technical assistance expected to be received by the Company over the term of the technology and development agreement. As the technical assistance was received, the prepaid asset resulting from this transaction was reduced, and research and development expense was charged.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4.  Agreements (Continued)

In conjunction with the above technology and development agreement, the Company entered into a license for certain portions of this technology. The Company will be required to pay royalties at 8 percent of its sales on products featuring the technology. Minimum annual royalties of $500,000 begin in December 2000, expiring in conjunction with the related patents. Should the Company fail to commercialize the licensed technology, all rights will revert back to the licensor, and future minimum annual royalty obligations will be canceled.

Research and development agreement: In November 1998, a warrant to purchase 1,800,000 shares of common stock was issued in conjunction with a research and development services agreement. The warrant is nonforfeitable, fully vested, and exercisable immediately at $1.10 per share and was valued at approximately $518,000 using the Black-Scholes model as of the contract date, which is the measurement date. Since all of the services under this agreement have been rendered, the value has been expensed. In conjunction with this agreement, warrants to purchase 144,000 shares of common stock were issued, and $190,000 in cash was paid to the investment banking firm that arranged the transaction. These warrants were valued at $36,000 using the Black-Scholes model.

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

Note 5.   Leases

The Company leases its office space under an agreement which expires February 28, 2000. Approximate minimum aggregate rental commitments under this lease are $46,000. In addition, there are monthly payments required for common area maintenance and other related expenses.

Rental expense for the years ended June 30, 1998 and 1999, and for the period from September 30, 1991 (date of inception), to June 30, 1999, was approximately $58,000, $79,000, and $580,000, respectively.

Note 6.   Stockholders' Equity

Capital stock: As of June 30, 1998, the Company had 12,500,000 capital shares authorized consisting of 10,000,000 common shares and 2,500,000 undesignated shares. In December 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares from 12,500,000 to 75,000,000. As of June 30, 1998, the Board of Directors designated 50,000,000 shares as common stock, 2,500,000 shares as Series A Preferred Stock, 2,000,000 shares as Series B Preferred Stock, and 20,500,000 shares as undesignated.

Reverse stock split: On June 2, 1998, the Company reduced the number of shares outstanding in a 1-for-20 reverse stock split. All share and per share amounts presented have been retroactively adjusted to reflect the reverse split.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6.  Stockholders' Equity (Continued)

Par value of stock: In March 1998, the Company amended its Articles of Incorporation to change the par value of common stock from $0.01 per share to no par value. The cumulative amount paid in excess of the previously stated par value has been reclassed from additional paid-in capital to common stock on the statement of stockholders' equity (deficit).

Redeemable Series A Preferred Stock: In November 1998, the Company established Series A Preferred Stock (Series A Stock). The shares have no par value and a liquidation value of $3.00 per share. Each share of Series A Stock is convertible into, and has voting rights equal to, four shares of common stock. The Series A Stock is not redeemable until November 5, 2003. If any time after November 5, 2003, the Company receives a written request from the holders of at least 50 percent of the outstanding share of Series A Stock, the Company will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10 percent return per annum. Series A Stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series A Stock that were outstanding as of November 30, 1998, have been converted or redeemed. The excess of redemption value over carrying value is being accreted, using the interest method, over the period until the first redemption date of November 5, 2003.

In November and December 1998, the Company sold 600,617 shares of its Series A Stock to accredited investors at $3.00 per share and issued 1,173,902 shares of Series A Stock pursuant to conversion of promissory notes and the related accrued interest at a conversion price of $3.00 per share. The holders of the promissory notes also received warrants to purchase 728,957 shares of common stock at an exercise price of $0.75. The receipt of these warrants canceled the detachable warrants issued in conjunction with the promissory notes. The new warrants were valued at $162,000 using the Black-Scholes model. In conjunction with these transactions, the Company paid commissions and expenses of $125,700 and issued warrants to purchase 176,420 shares of common stock to the selling agents, which were valued at approximately $65,000 using the Black-Scholes model.

In November 1998 through June 1999, 110,504 shares of common stock were issued pursuant to conversion of Series A Stock.

Series B Preferred Stock: In May 1999, the Company established Series B Preferred Stock (Series B Stock). The shares have no par value and a liquidation value of $1.50 per share. Each share of Series B Stock is convertible into, and has voting rights equal to, one share of common stock. Series B Stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series B Stock that were outstanding have been converted. In the event the next sale of securities by the Company results in a price lower than $1.875 per share, holders of Series B Stock will receive additional common stock upon conversion equal to an amount obtained by dividing the holder's original investment by 80 percent of the price of the next offering less the number of Series B Stock shares originally received.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6.  Stockholders' Equity (Continued)

In May and June 1999, the Company sold 623,334 shares of its Series B Stock to accredited investors at $1.50 per share. In conjunction with this transaction, the Company paid commissions and expenses of $43,500 and will be issuing warrants to purchase shares of common stock equal to 10 percent of the underlying shares sold to the selling agents.

Subsequent to year-end, the Company sold 320,000 additional shares of Series B Stock to accredited investors at $1.50.

Note 7.   Stock Options and Warrants

Options--employee grants: The Company regularly grants options to its employees, some of which are granted under the Company's 1998 Stock Option Plan (the Plan). The Plan may grant options for up to 2,000,000 shares, of which 1,719,424 were outstanding at June 30, 1999. If any of the options granted under the Plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. The options granted will have a maximum term of ten years and an exercise price not less than the market price on the date of grant. Vesting of options granted to employees is determined on a discretionary basis. One-third of the options granted to directors are exercisable immediately, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended June 30, 1998 and 1999.

Options and warrants--nonemployee grants: The Company also grants options and warrants to nonemployees for goods, services, and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Options and warrants--pro forma information: Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the grant date fair values of awards, reported net loss attributable to common stockholders and net loss per common share would have been increased to the pro forma amounts shown below:

                                                                                              June 30
                                                                         -------------------------------------------------
                                                                                    1998                    1999
--------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders, as reported                  $      (3,648,748)        $     (4,667,236)
Net loss attributable to common stockholders, pro forma                           (4,016,450)              (5,073,371)
Net loss per basic and diluted common share, as reported                               (1.45)                   (1.75)
Net loss per basic and diluted common share, pro forma                                 (1.59)                   (1.90)


Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7.   Stock Options and Warrants (Continued)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards generally are made each year. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999:


                                                                   June 30
                                              -------------------------------------------------
                                                         1998                    1999
-----------------------------------------------------------------------------------------------
Expected dividend yield                          $              -         $            -
Expected stock price volatility                             67.31%                 68.67%
Risk-free interest rate                                      6.00%                  6.00%
Expected life of options (years)                                3                      3



Transactions involving stock options and warrants are summarized as follows:


                                                                                         Weighted-
                                                                  Stock                Average Exercise
                                        Warrants                 Options                Price Per Share
---------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                        602,505                 186,250     $                5.40
Granted                                       172,140                  56,175                      8.60
Exercised                                     (22,750)                (16,000)                     4.60
Expired                                       (12,500)                (10,916)                     9.60
                               --------------------------------------------------------------------------
Balance, June 30, 1997                        739,395                 215,509                      6.20
Granted                                     2,120,148                 521,000                      3.30
Expired                                      (187,828)               (243,009)                     7.26
                               --------------------------------------------------------------------------
Balance, June 30, 1998                      2,671,715                 493,500                      3.58
Granted                                     2,156,766               1,650,604                      1.10
Exercised                                     (22,500)                      -                      2.50
Expired                                             -                 (50,140)                     3.47
                               --------------------------------------------------------------------------
Balance, June 30, 1999                      4,805,981               2,093,964     $                1.59
                               ==========================================================================


The fair value of warrants granted during 1998 and 1999 was $0.127 and $0.271 per warrant, respectively.

The fair value of equity instruments granted for goods and services during 1998 and 1999 was $0.419 and $0.339 per equity instrument, respectively.

The weighted-average fair value of options granted during 1998 and 1999 was $1.09 and $0.50 per option, respectively.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7.  Stock Options and Warrants (Continued)

The following tables summarize information about stock options and warrants outstanding as of June 30, 1999:


                        OPTIONS AND WARRANTS OUTSTANDING
                                                         Weighted-
                                                          Average                Weighted-
    Range of                   Number of                 Remaining                Average
    Exercise                     Units                  Contractual              Exercise
      Price                   Outstanding                  Life                    Price
------------------------------------------------------------------------------------------------
$0.75                          1,794,878                    4.1                 $         0.75
$1.10-$1.18                    1,902,548                    4.4                           1.10
$1.32                            144,000                    4.4                           1.32
$1.43                          1,400,000 (1)                3.5                           1.43
$1.50                            636,000                    4.8                           1.50
$1.63-$2.00                       27,964                    4.8                           1.71
$2.40-$2.50                       91,400                    0.9                           2.46
$3.00                            373,000                    3.0                           3.00
$5.00                            495,280                    1.2                           5.00
$12.00                             5,000                    1.8                          12.00
$14.40                            29,875                    1.8                          14.40
                         ---------------------
                               6,899,945                                                  1.59
                         =====================

                        OPTIONS AND WARRANTS EXERCISABLE
                                                                    Weighted-
    Range of                       Number of                         Average
    Exercise                         Units                          Exercise
      Price                       Exercisable                         Price
--------------------------------------------------------------------------------
$0.75                               1,332,712                    $        0.75
$1.10-$1.18                         1,902,548                             1.10
$1.32                                 144,000                             1.32
$1.43                               1,400,000 (1)                         1.43
$1.50                                 232,001                             1.50
$1.63-$2.00                             2,500                             1.81
$2.40-$2.50                            91,400                             2.46
$3.00                                 348,085                             3.00
$5.00                                 495,280                             5.00
$12.00                                  5,000                            12.00
$14.40                                 29,875                            14.40
                        --------------------------
                                    5,983,401                             1.65
                        ==========================

(1) These warrants are exercisable at a price equal to 95 percent of the average of the last sale price of the Company's common stock in 25 consecutive trading days immediately preceding the date of the first notice of exercise of the warrant received by the Company. The exercise price of these warrants will change as the market value of the Company's common stock changes.

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7.   Stock Options and Warrants (Continued)

The number of options and warrants exercisable at June 30, 1998, was 3,093,882, with a weighted-average exercise price of $3.60.

On September 23, 1999, warrants to purchase approximately 455,000 shares of common stock at $1.10 per share were exercised for a total of $500,000.

Note 8.  Income Taxes

The Company's income tax expense consisted solely of a franchise tax in Italy during the year ended December 31, 1992, since the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $11,920,000 in operating loss carryforwards and $316,000 in research and development credits at June 30, 1998, which may be used to offset otherwise future taxable income. These carryforwards are subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. At June 30, 1999, the annual net operating loss carryforward limitation due to Section 382 was approximately $200,000 per year, which reduced the carryforward by $2,800,000. Further changes of control, including those discussed in Note 6, may result in additional limitations and expiration of additional amounts of the net operating loss carryforwards. Usage of the net operating loss carryforwards is also dependent upon the Company attaining profitable operations in the future.

Loss carryforwards and credits for tax purposes, reduced by the Section 382 limitation discussed above, as of June 30, 1999, have the following expiration dates:

                                    Net                Research and
Expiration                       Operating              Development
Date                               Loss                   Credits
-----------------------------------------------------------------------
2006                    $           241,000         $              -
2007                              1,115,000                        -
2008                                827,000                   20,000
2009                                849,000                   26,000
2010                                      -                   45,000
2011                              2,193,000                        -
2012                              3,738,000                  117,000
2013                              2,957,000                  108,000
2014                              3,397,000                  108,000
                      -------------------------------------------------
                        $        15,317,000         $        424,000
                      =================================================

Quantech Ltd. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 8.    Income Taxes (Continued)

The tax effects of principal temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:

                                                                June 30
                                                      -------------------------
                                                          1998          1999
-------------------------------------------------------------------------------
Deferred tax assets:
  Loss carryforwards                                  $ 4,053,000   $ 5,208,000
  Royalties                                                26,000        26,000
  Research and development credits and deductions         521,000       629,000
  Guarantee of Spectrum Diagnostics, Inc. debt            115,000       115,000
  Compensation expense                                     30,000       295,000
  Beneficial conversion feature                           150,000             -
  Other accruals                                           29,000        35,000
                                                      -------------------------
                                                        4,924,000     6,308,000

Valuation allowance for deferred tax assets            (4,924,000)   (6,308,000)
                                                      -------------------------
Net deferred tax assets                               $         -   $         -
                                                      =========================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 1998 and 1999, due to the valuation allowance recorded against deferred tax assets.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                   Age   Position

         Robert Case            55    Chief Executive Officer and Director

         Gregory G. Freitag     37    Chief Financial Officer, Chief Operating
                                      Officer and Director

         Thomas Witty           52    Executive Vice President Research and
                                      Development

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

         Thomas R. Witty, Ph.D. was an Organizational and Program Management Consultant to Quantech Ltd. from August 1997 until October 1997 when he joined Quantech as Vice President of Research and Development. Dr. Witty has been

Executive Vice President of Research and Development since September 1999. Dr. Witty has over 24 years of experience in the field of medical diagnostics. Dr. Witty has had senior program management responsibilities for clinical instrument systems while at Rohm and Haas, Becton Dickinson, Sanofi and ICN Pharmaceuticals. In addition, he was a key contributor to the development of a near patient diagnostic system at Biocircuits and was on the Board of Directors of SeaLite Sciences, a small biotechnology company. In these roles, Dr. Witty has led over 20 products to market through clinical trials and the FDA. Dr. Witty received his Doctor of Philosophy in Medicinal Chemistry from Purdue University and his Bachelor of Arts degree with honors in chemistry from Macalester College in St. Paul, Minnesota. Further academic training was completed under an NIH Fellowship at the University of Illinois and as a Professor at Colorado State University.

         The information required by Item 9 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended June 30, 1999.

                                   SIGNATURES

                  In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QUANTECH LTD.
                                                     ("Registrant")

Dated: September 28, 1999                            By:   /s/ Robert Case
                                                          Robert Case,
                                                          CEO

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

     Signature                                      Title                                  Date

 /s/ Robert Case                        Chief Executive Officer, and Director             September 28, 1999
Robert Case                             (Principal Executive Officer)

 /s/ Gregory G. Freitag                 Chief Financial Officer, COO, Secretary and       September 28, 1999
Gregory G. Freitag                      Treasurer (Chief Financial and Accounting
                                        Officer)

/s/ James F. Lyons                      Chairman                                          September 28, 1999
James F. Lyons

 /s/ Richard W. Perkins                 Director                                          September 28, 1999
Richard W. Perkins

 /s/ Edward E. Strickland               Director                                          September 28, 1999
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 1999
                         Commission File Number: 0-19957


Exhibit
Number                  Description
------                  -----------
3.1 Articles of Incorporation of Quantech Ltd., as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-70487).
3.2 Bylaws of Quantech Ltd. (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
4.2      Form of Private Placement Warrant (incorporated by reference to Exhibit
         4.2 of the Registrant's Registration Statement on Form SB-2; Reg. No. 333-6809).
10.1 Lease for office space at 1419 Energy Park Drive, St. Paul, MN 55108 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).
10.2 Option Agreement with Ares-Serono, as amended (including license) assigned to Quantech Ltd. pursuant to the Merger (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-4; Reg. No. 33-55356).
10.3 Letter of Amendment to Ares-Serono License (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-KSB for the Year Ended June 30, 1995).
10.4* Employment Agreement with Gregory G. Freitag (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1998).
10.5*    Employment Agreement with Robert Case (incorporated by reference to
         Exhibit 10.2 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1998).
10.6 Technology and Development License Agreement dated December 16, 1997 (incorporated by reference to Exhibit 1 of Schedule 13D filed by The Perkin-Elmer Corporation on December 23, 1997, File No. 0-19957).
10.7 Perkin Elmer/Quantech License Agreement dated June 29, 1998 (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-KSB for the year ended June 30, 1998).

10.8 Warrant dated November 13, 1998 issued to Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on November 23, 1998, File No. 0-19957).
10.9* 1998 Stock Option Plan and Forms of Incentive and Nonqualified Stock Option Agreements used in connection therewith.
22       Quantech has no subsidiaries.
23       Accountants Consent
24       Power of Attorney (included on signature page)
27       Financial Data Schedule

*  Management contract or compensatory plan or arrangement.