Form 10QSB
period 1999-09-30
QUANTECH LTD /MN/
filed 1999-11-15
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                    Commission File Number:
September 30, 1999                                           0 - 19957

                                  Quantech Ltd.
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                            41-1709417
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

            YES     X                              NO ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,538,052 shares of Common Stock, no par value, as of November 10, 1999.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                       Page No.

   Item 1: Financial Statements:

        Balance Sheets as of September 30, 1999 and June 30, 1999          3

        Statements of Operations for the Three Months
        Ended September 30, 1999 and 1998 and from inception to
        September 30, 1999                                                 4

        Statement of Stockholders' Equity from inception
        to September 30, 1999                                              5

        Statements of Cash Flows for the Three Months ended
        September 30, 1999 and 1998 and from inception to
        September 30, 1999                                                 7

        Notes to Financial Statements                                      8

   Item 2:  Management's Discussion and Analysis or Plan of Operation      9

PART II.    OTHER INFORMATION                                             13

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                               September 30,                June 30,
                                                                                    1999                      1999
                                                                              -----------------         -----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $           500,692        $          436,223
  Prepaid expenses:
      Product development expenses                                                      28,750                    57,500
      Other                                                                             36,352                    36,037
                                                                              -----------------         -----------------
Total current assets                                                                   565,794                   529,760
                                                                              -----------------         -----------------
EQUIPMENT
  Equipment                                                                            459,274                   427,508
  Leasehold improvements                                                                15,000                    15,000
                                                                              -----------------         -----------------
                                                                                       474,274                   442,508
   Less accumulated depreciation                                                      (296,477)                 (276,295)
                                                                              -----------------         -----------------
Total equipment                                                                        177,797                   166,213
                                                                              -----------------         -----------------
OTHER ASSETS
  License agreement, at cost, less amortization                                      2,327,523                 2,409,180
  Patents, at cost                                                                      13,045                    13,045
                                                                              -----------------         -----------------
Total other assets                                                                   2,340,568                 2,422,225
                                                                              -----------------         -----------------
TOTAL  ASSETS                                                              $         3,084,159        $        3,118,198
                                                                              =================         =================
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                          $           750,000        $          746,000
  Accounts payable                                                                     343,514                   111,858
  Accrued expenses:
    Interest                                                                             3,100                     3,100
    Minimum royalty commitment                                                         112,500                    75,000
    Accrued payroll/vacation                                                           120,300                   120,300
                                                                              -----------------         -----------------
Total current liabilities                                                            1,329,414                 1,056,258
                                                                              -----------------         -----------------
REDEEMABLE PREFERRED STOCK                                                           5,046,634                 5,113,142

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Preferred Stock, no par value; authorized 2,500,000 shares; outstanding 910,001 and 623,334 shares at
   September 30, 1999 and June 30, 1999, respectively                                1,272,818                   891,500
  Common stock, no par value; authorized 50,000,000
   shares; outstanding 3,488,052 shares and 2,741,534 shares
   at September 30, 1999 and June 30, 1999, respectively                            17,242,817                16,498,837
  Subscriptions receivable                                                             (70,000)                  (60,000)
  Additional paid-in capital                                                         2,352,745                 2,342,745
  Deficit accumulated during the development stage                                 (24,090,269)              (22,724,284)
                                                                              -----------------         -----------------
Total stockholders' equity (deficit)                                                (3,291,889)               (3,051,202)
                                                                              -----------------         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $         3,084,159        $        3,118,198
                                                                              =================         =================

                                 QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                               Period From
                                                                                                              September 30,
                                                                 Three Months         Three Months            1991 (Date of
                                                                    Ended                Ended               Inception), to
                                                              September 30,          September 30,            September 30,
                                                                     1999                 1998                    1999
                                                              -------------------  -------------------      ------------------
Interest Income                                                     $      1,383         $        653           $     186,485
                                                              -------------------  -------------------      ------------------
Expenses:
  General and Administrative                                             601,335              306,828              11,356,570
  Research and Development                                               591,454              528,111               8,661,247
  Minimum Royalty expense                                                 37,500               37,500               1,262,500
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                              -                    -                 556,150
  Net Exchange (gain)                                                          -                    -                 (67,172)
  Interest                                                                 9,608              671,532               1,959,973
                                                              -------------------  -------------------      ------------------
Total Expenses                                                         1,239,897            1,543,971              23,729,268
                                                              -------------------  -------------------      ------------------
Loss before income taxes                                              (1,238,514)          (1,543,318)            (23,542,783)

Income Taxes                                                                   -                    -                  42,595
                                                              -------------------  -------------------      ------------------
Net Loss                                                            $ (1,238,514)        $ (1,543,318)          $ (23,585,378)
                                                              ===================  ===================      ==================

Net loss attributable to common shareholders:
   Net loss                                                         $ (1,238,514)        $ (1,543,318)
   Preferred stock accretion                                            (127,471)                   -
                                                              -------------------  -------------------
Net loss attributable to common shareholders                        $ (1,365,985)        $ (1,543,318)
                                                              ===================  ===================
Loss per basic and diluted common share                             $      (0.47)        $      (0.60)
Weighted average common shares
  outstanding                                                          2,922,126            2,577,751


                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to September 30, 1999

                                                                                   Deficit
                                                                                 Accumulated
                                                                                    During
                                    Series B                          Additional     the       Sub-    Paid for    Due    Cumulative
                                Preferred Stock      Common Stock      Paid-In   Development scriptions   Not      From  Translation
                                Shares    Amount   Shares    Amount    Capital      Stage    Receivable Issued   Officers Adjustment
                               ----------------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                           ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991                 160,000 $3,154,574
 Common stock issued, November 1991                 30,000   $611,746 $1,788,254
 Common stock issuance costs                                           ($889,849)
 Cumulative translation adjustment                                                                                         $387,754
 Common stock issued, September 1992                35,000   $699,033   $875,967              ($53,689)
 Common stock issuance costs                                           ($312,755)
 Common stock to be issued                                                                              $120,000
 Cumulative translation adjustment                                                                                        ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                                ($178,655)
 Officers advances, net                                                                                          ($27,433)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1992             0      $0   225,000 $4,465,353 $1,461,617  ($3,475,608)($53,689) $120,000 ($27,433)       $0
 Net loss                                                                           ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                   8,000     $1,600   $118,400                       ($120,000)
 Common stock issued, April 1993                     1,500       $300    $11,700
 Change in common stock par
    value resulting from merger                           ($4,420,353)$4,420,353
 Repayments                                                                                                        $5,137
                                    ------------------------------------------------------------------------------------------------
Balance,June 30, 1993                  0      $0   234,500    $46,900 $6,012,070  ($4,471,697)($53,689)       $0 ($22,296)       $0
 Net loss                                                                         ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                                   $30,000
 Repayments                                                                                    $53,689            $22,296
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 1994                 0      $0   234,500    $46,900 $6,012,070  ($6,015,585)      $0   $30,000       $0        $0
 Net loss                                                                         ($2,070,292)
 Common stock issued, June 1995                    107,500    $21,500   $276,068              ($20,000) ($30,000)
 Warrants issued for services                                            $40,200
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 1995                  0      $0   342,000    $68,400 $6,328,338  ($8,085,877)($20,000)       $0       $0        $0
 Net loss                                                                         ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                     308,000    $61,600 $1,304,450
    August, 1995                                    35,880     $7,176   $161,460
    September, 1995                                690,364   $138,073 $2,370,389
    November, 1995                                  94,892    $18,978   $425,482
    December, 1995                                 560,857   $112,172 $1,292,473
    May, 1996                                      313,750    $62,750 $3,300,422
    June, 1996                                         252        $51     $3,650
 Payments received on
    subscription receivable                           (960)      (192)  ($14,808)              $20,000
 Compensation expense recorded
    on stock options                                                    $125,000
                                    ------------------------------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to September 30, 1999
                                  (continued)


                                                                                   Deficit
                                                                                 Accumulated
                                                                                    During
                                    Series B                          Additional     the       Sub-    Paid for    Due    Cumulative
                                Preferred Stock      Common Stock      Paid-In   Development scriptions   Not      From  Translation
                                Shares    Amount   Shares    Amount    Capital      Stage    Receivable Issued   Officers Adjustment
                               ----------------------------------------------------------------------------------------------------
Balance, June 30, 1996                 0      $0 2,345,035   $469,008$15,296,856 ($10,482,840)      $0        $0       $0        $0
 Net loss                                                                         ($3,925,460)
 Stock offering costs                                                   ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                     500       $100     $2,400
    October 1996                                     8,500     $1,700    $40,800
    November 1996                                      750       $150     $3,600
    December 1996                                   13,500     $2,700    $64,800              ($57,500)
    January 1997                                     1,000       $200     $4,800
    February 1997                                    7,500     $1,500    $17,250
    March 1997                                       7,000     $1,400    $33,600
 Payments received on
    subscription receivable                                                                    $57,500
 Compensation expense recorded
    on stock options                                                     $48,000
 Common stock issued, June 1997                     18,250     $3,650   $105,850
 Warrants issued with notes payable                                         $371
                                    ------------------------------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to September 30, 1999


                                                                                     Deficit
                                                                                   Accumulated
                                                                                     During
                                   Series B                             Additional    the        Sub-    Paid for  Due   Cumulative
                                 Preferred Stock     Common Stock        Paid-In  Development  scriptions  Not    From   Translation
                                 Shares    Amount   Shares    Amount      Capital     Stage    Receivable Issued Officers Adjustment
                                 ---------------------------------------------------------------------------------------------------
Balance, June 30, 1997                              2,402,035    $480,408 $15,606,017($14,408,300)       $0      $0     $0        $0
 Net Loss                                                                             ($3,648,748)
 Conversion of common stock from par value
    to no par value                                           $15,392,446($15,392,446)
 Common stock issued for license agreement:
    September 1997                                    150,000    $390,000
 Common stock issued for equipment and
    services received: March 1998                      13,078     $45,584
 Warrants issued for services received:
    March 1998                                                                $15,215
    April 1998                                                                   $500
 Warrants issued with notes payable                                              $939
 Amount attributable to value of debt
    conversion feature                                                       $988,444
 Warrants issued for license agreement
    December 1997                                                            $230,000
 Compensation expense recorded
    on stock options                                                          $28,000
 Adjustment of fractional shares due to
    1-for 20 reverse stock split                          (73)
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 1998                 0         $0 2,565,040 $16,308,438  $1,476,669($18,057,048)       $0      $0     $0        $0
 Net Loss                                                                             ($4,289,816)
 Warrants issued with notes payable                                               $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                           2,000      $7,060
    September 1998                                      3,400     $12,002
    October 1998                                       25,000     $18,750
 Common stock issued upon exercise of
    warrant: August 1998                                2,045      $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                           5,714     $20,000
    August 1998                                         9,196     $27,589
    September 1998                                     12,557     $11,318
    December 1998                                       6,078      $5,688
 Stock options issued for services:
    October 1998                                                              $42,000
 Compensation expense recorded
    on stock options                                                          $43,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                                     74,052     $55,539
     January 1999                                      15,952     $11,964
     March 1999                                           500        $375
     April 1999                                        20,000     $15,000
 Warrants issued for services:
     November 1998                                                           $781,000
 Series B Preferred Stock issued:
    June 1999                    623,334   $891,500                                                ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                                                            ($377,420)
                                 ---------------------------------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to September 30, 1999
                                  (continued)


                                                                                     Deficit
                                                                                   Accumulated
                                                                                     During
                                   Series B                             Additional    the        Sub-    Paid for  Due   Cumulative
                                 Preferred Stock     Common Stock        Paid-In  Development  scriptions  Not    From   Translation
                                 Shares    Amount   Shares    Amount      Capital     Stage    Receivable Issued Officers Adjustment
                                 ---------------------------------------------------------------------------------------------------
Balance, June 30, 1999           623,334   $891,500 2,741,534 $16,498,837  $2,342,745($22,724,284) ($60,000)     $0     $0        $0
 Net Loss                                                                             ($1,238,514)
 Series B Preferred Stock issued:
    July 1999                    216,666   $291,829
    August 1999                   86,667   $116,989
    September 1999                16,667    $22,500
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                          32,000     $24,000
    August 1999                  (33,333)  ($50,000)  179,121    $159,341
    September 1999                                     80,852     $60,639
 Common stock issued upon exercise
    of warrant, September 1999                        454,545    $500,000
 Warrant issued, September 1999                                               $10,000              ($10,000)
 Accrete to redemption value on
    Series A Preferred Stock                                                            ($127,471)
                                 ---------------------------------------------------------------------------------------------------
Balance September 30, 1999       910,001 $1,272,818 3,488,052 $17,242,817  $2,352,745($24,090,269) ($70,000)     $0     $0        $0


                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                           Period From
                                                                                                          September 30,
                                                                   Three Months        Three Months        1991 (Date of
                                                                      Ended               Ended           Inception), to
                                                                   September 30,       September 30,        September 30,
                                                                       1999                1998                1999
                                                                   -------------       -------------      --------------
Cash Flows From Operating Activities
 Net Loss                                                         $ (1,238,514)        $ (1,543,318)      $ (23,585,378)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                           -                    -            (178,655)
  Depreciation                                                          20,182               17,758             342,831
  Amortization                                                         110,408               81,655           2,288,379
  Noncash compensation, services and interest                                -              597,595           2,727,920
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                 -                    -             556,150
  Write down of investment                                                   -                    -              67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                                (315)               7,239              47,740
    Increase (decrease) in accounts payable                            231,656              124,543             335,291
    Increase (decrease) in accrued expenses                             37,500              179,872             510,024
                                                                  ------------         ------------       -------------
     Net cash used in operating activities                            (839,083)            (534,656)        (16,888,198)
                                                                  ------------         ------------       -------------
Cash Flows From Investing Activities
 Purchase of property and equipment                                    (31,766)              (8,457)           (531,032)
 Proceeds on disposition of property                                         -                    -              37,375
 Patent expenses                                                             -               (4,016)            (13,045)
 Organization expenses                                                       -                    -             (97,547)
 Officer advances, net                                                       -                    -            (109,462)
 Purchase of investment                                                      -                    -            (225,000)
 Purchase of license agreement                                               -                    -          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                      -                    -            (320,297)
 Prepaid securities issuance costs                                           -                    -            (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash                                              -
  and cash equivalents acquired                                              -                    -          (1,204,500)
                                                                  ------------         ------------       -------------
   Net cash used in investing activities                               (31,766)             (12,473)         (4,515,151)
                                                                  ------------         ------------       -------------
Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                      -                    -           1,523,909
 Net proceeds from the sale of Series B Preferred Stock                431,318                    -           1,262,818
 Net proceeds from the sale of Common Stock and warrants               500,000                    -          13,380,797
 Proceeds on debt obligations                                            4,000              502,230           6,051,085
 Payments received on stock subscriptions receivable                         -                    -               5,000
 Payments on debt obligations                                                -                    -            (522,810)
                                                                  ------------         ------------       -------------
  Net cash provided by financing activities                            935,318              502,230          21,700,799
                                                                  ------------         ------------       -------------
Effect of Exchange Rate Changes on Cash                                      -                    -             203,242
                                                                  ------------         ------------       -------------
   Net increase (decrease) in cash                                      64,469              (44,899)            500,692
Cash
 Beginning                                                             436,223               46,135                   -
                                                                  ------------         ------------       -------------
 Ending                                                           $    500,692         $      1,236       $     500,692
                                                                  ============         ============       =============

                                 QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of Quantech, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of September 30, 1999 and the results of operations and its cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

In November 1998, Quantech established an additional class of shares as Series A convertible preferred stock (the "Series A Preferred Stock"), and designated 2,500,000 of its authorized shares as Series A Preferred Stock. As of November 10, 1999 there were 1,620,547 shares of Series A Preferred Stock issued and outstanding.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   OR PLAN OF OPERATION

History

         Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of its Hospital Emergency Department Patient Treatment Information Platform. We refer to this platform as the PTIP. The PTIP is expected to run tests for a number of different medical conditions and deliver that test information by wireless communication devices to the Emergency Department ("ED") staff treating a patient.

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

         We are designing the PTIP for the emergency department. It is expected to have the range of available tests and quality performance of hospitals' central and STAT labs, but with test time turnaround of 10 to 20 minutes. The system will analyze both whole blood and urine without preparation or addition of other substances or removal of the sample from the collection device. We believe this ease of use and the ability to locate the PTIP in the ED will economically provide physicians with faster test results than hospital central or STAT laboratories.

         We expect our system to include an initial menu of more than 20 STAT tests grouped in patient diagnosis-related panels such as cardiac enzymes (heart attack), pregnancy, red and white blood cell counts, blood coagulation, kidney function, pancreas function and electrolytes. Tests for liver functions, drugs of abuse, therapeutic drugs and additional STAT tests will also be made available on the system. Quantech's cardiac markers for myoglobin and CK-MB have received FDA 510(k) approval. A test for pregnancy is being reviewed by the FDA. The final heart attack marker for Troponin I meets clinical requirements and the remaining launch menu of tests are in various stages of development.

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

         Quantech and The Perkin-Elmer Corporation, a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. This agreement provides Perkin-Elmer with exclusive licenses to some of our technology for use outside of our core area of medical diagnostics. We have licensed back from Perkin-Elmer technology that provides a large density, high throughput diagnostic testing capacity for our SPR technology. We believe this capability will allow us to expand our digital SPR technology into central lab, ICU/CCU, surgical suites, doctor office and home testing markets.

         Quantech is a development stage company which has suffered significant losses from operations, requires immediate additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement. These factors raise substantial doubt about Quantech's ability to continue as a going concern.

Results of Operations

         Quantech has incurred a net loss of $23,585,378 from September 30, 1991 (date of inception) through September 30, 1999 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology.

         General and administration expenses increased to $601,335 for the three months ended September 30, 1999 from $306,828 for the same period in 1998 primarily due to market research expenses including fees paid to consultants and research firms and costs to attend industry trade shows. We expect general and administrative expenses to increase in the future as we complete development of our system, prepare for market launch and begin to manufacture and distribute our products. Quantech will also begin to incur increasing sales and marketing expenses.

         Research and development costs increased to $591,454 for the three months ended September 30, 1999 from $528,111 for the same period in 1998 primarily due to increased internal development work. We expect R&D spending to significantly increase as we complete the commercial development of our system, conduct additional FDA work, and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense of $37,500 was unchanged for the three months ended September 30, 1999 compared to the same period in 1998. We will continue to accrue royalty expense of $37,500 per quarter until the final minimum payment is made in December 1999. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2 - License Agreement).

         Interest expense decreased to $9,608 for the quarter ended September 30, 1999 from $671,532 in the same period in 1998 as a result of reduced debt. Interest expense is expected to remain flat for the remainder of the fiscal year as Quantech does not anticipate any debt other than borrowing up to $750,000 from its bank credit facility.

         For the three months ended September 30, 1999 Quantech had a loss of $1,238,514 as compared to $1,543,318 for the same period in 1998 primarily due to lower interest expense partially offset by higher operating expenses.

         The timetable for submitting additional tests to the FDA and introduction of Quantech's system to the market will be influenced by Quantech's ability to obtain further funding, enter into strategic relationships, complete commercial prototype development of its system and develop further tests, and delays it may encounter with the FDA in its review of Quantech's tests and system. There can be no assurance that Quantech will be able to obtain the required funding, enter into any strategic agreements or ultimately complete its commercial system.

Liquidity and Capital Resources

         From inception to September 30, 1999, Quantech has raised approximately $22,200,000 through a combination of public stock sales, private stock sales and debt obligations. Quantech began offering for sale shares of Series B Preferred Stock in May 1999, and amended the provisions of such stock in October 1999. The shares are priced at $1.00 per share and each share is convertible into one share of common stock. In September 1999, Quantech received $500,000 pursuant to the exercise of a warrant for 454,545 shares of common stock.

         Quantech has minimal cash on hand and requires immediate proceeds from the sale of additional Series B Preferred Stock to allow it to maintain operations. Quantech is currently trying to raise $1 million through the sale of Series B Preferred Stock, which funds if raised in total will allow it to operate through February 2000. Additional financing of approximately $10 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitment to receive any additional significant funding." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, all of which credit line will be used by the end of calendar 1999, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of $31,766 in the three month period ended September 30, 1999. Quantech anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as Quantech nears product introduction. The timing and amount of such expenditures will be governed by Quantech's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of November 10, 1999 Quantech had 3,538,052 shares of common stock outstanding. It also had options and warrants outstanding to purchase an additional 5,372,445 shares at exercise prices from $0.75 to $14.40, and Series A and B Preferred Stock convertible into 7,863,855 shares of common stock.

Cautionary Statements

         Quantech wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, Quantech's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Quantech.

         We immediately need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitment to receive any additional significant funding.

         Quantech does not have sufficient funds to remain in operation, or complete commercial development or commence production and sales of its system. Quantech has minimal cash on hand and no more availability on its bank credit facility. Quantech must immediately complete the sale of its Series B convertible preferred stock offering for $1 million to maintain current operations and continue operations through February 2000. Additional financing of at least $10 million of investment capital, funding by strategic partner(s) or licensing revenues will be needed for the following: to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders.

There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing will result in dilution to Quantech stockholders.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

         Quantech has not had any significant revenues to date. As of June 30, 1999 and September 30, 1999, we had accumulated deficits of $22,727,284 and $24,090,269, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1999, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

Other Factors

         As described in Quantech's Form 10-KSB for the year ended June 30, 1999 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on the Company's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability and the limited market for the Company's shares.

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        During September 1999, Quantech issued 454,545 shares of common stock pursuant to the exercise of a warrant to an accredited investor. The sale of such shares was deemed to be exempt from registration under
        Section 4(2) of the Securities Act of 1933. The purchaser acquired these securities for its own account and not with a view to any distribution thereof to the public.

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

                                                 QUANTECH LTD

                                                 /s/ Robert Case
                                                 Robert Case
                                                 Chief Executive Officer

                                                 /s/ Gregory G. Freitag
                                                 Gregory G. Freitag
                                                 Chief Operating Officer and
Date: November 15, 1999                          Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                               September 30, 1999


Exhibit Number                  Description
--------------  ---------------------------------------------------------
         3            Articles of Incorporation as amended to date

        10.1 Amendment dated November 4, 1999 to December 16, 1997 and June 29, 1998 License Agreements with
                      The Perkin-Elmer Corporation

        27            Financial Data Schedule (filed in electronic format only)