Form 10QSB
period 1999-12-31
QUANTECH LTD /MN/
filed 2000-02-14
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                  Commission File Number:
December 31, 1999                                       0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Minnesota                                       41-1709417
--------------------------------------- ----------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   identification No.)

                             1419 Energy Park Drive
                               St. Paul, MN 55108
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

                                 (651)-647-6370
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,946,945 shares of Common Stock, no par value, as of February 8, 2000.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                      Page No.

   Item 1:  Financial Statements:

     Balance Sheets as of December 31, 1999 and June 30, 1999            3

     Statements of Operations for the Three Months and Six Months
     Ended December 31, 1999 and 1998 and from inception to
     December 31, 1999                                                   4

     Statement of Stockholders' Equity from inception
     to December 31, 1999                                                6

     Statements  of Cash Flows for the Six Months  ended
     December  31, 1999 and 1998 and from inception to
     December 31, 1999                                                   8

     Notes to Financial Statements                                       9

   Item 2:  Management's Discussion and Analysis or Plan of Operation   10

PART II.    OTHER INFORMATION                                           14

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                             (Unaudited)
                                             December 31,            June 30,
                                                 1999                 1999
                                            -------------         --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents              $       244,165         $      436,223
  Prepaid expenses:
      Product development expenses                     0                 57,500
      Other                                       36,167                 36,037
                                         ----------------        ---------------
Total current assets                             280,332                529,760
                                         ----------------        ---------------

EQUIPMENT
  Equipment                                      465,421                427,508
  Leasehold improve                               15,000                 15,000
                                         ----------------        ---------------
                                                 480,421                442,508
   Less accumulated depreciation                (318,067)              (276,295)
                                         ----------------        ---------------
Total equipment                                  162,354                166,213
                                         ----------------        ---------------

OTHER ASSETS
  License agreement, at cost, less
    amortization                               2,245,867              2,409,180
  Patents, at cost                                13,045                 13,045
                                         ----------------        ---------------
Total other assets                             2,258,912              2,422,225
                                         ----------------        ---------------

TOTAL  ASSETS                            $     2,701,598         $    3,118,198
                                         ================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                        $       750,000         $      746,000
  Accounts payable                               634,261                111,858
  Accrued expenses:
    Interest                                       5,000                  3,100
    Minimum royalty commitment                   150,000                 75,000
    Accrued payroll/vacation                     139,677                120,300
                                         ----------------        ---------------
Total current liabilities                      1,678,938              1,056,258
                                         ----------------        ---------------

REDEEMABLE PREFERRED STOCK                     5,134,827              5,113,142

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Preferred Stock, no par value;
    authorized 3,000,000 shares;
    outstanding 1,961,667 and 623,334
    shares at December 31, 1999 and
    June 30, 1999, respectively                1,845,318                891,500
  Common stock, no par value; authorized
    50,000,000 shares; outstanding
    3,551,304 shares and 2,741,534 shares
    at December 31, 1999 and June 30,
    1999, respectively                        17,290,256             16,498,837
  Subscriptions receivable                       (35,000)               (60,000)
  Additional paid-in capital                   2,868,895              2,342,745
  Deficit accumulated during the
    development stage                        (26,081,636)           (22,724,284)
                                         ----------------        ---------------
Total stockholders' equity (deficit)          (4,112,167)            (3,051,202)
                                         ----------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                   $     2,701,598         $    3,118,198
                                         ================        ===============

                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                    Period From
                                              Six Months           Six Months      September 30,
                                                Ended                Ended         1991 (Date of
                                          December 31,            December 31,     Inception), to
                                                 1999                 1998        December 31, 1999
                                        ------------------  -------------------   ------------------

Interest Income                                   $ 1,810              $ 1,068            $ 186,912
                                        ------------------  -------------------   ------------------

Expenses:
  General and Administrative                    1,324,216              931,641           12,079,451
  Research and Development                      1,231,217              974,645            9,301,010
  Minimum Royalty expense                          75,000               75,000            1,300,000
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                                      -                 -  556,150
  Net Exchange (gain)                                                  -                 -  (67,172)
  Interest                                         25,776              714,982            1,976,141
                                        ------------------  -------------------   ------------------
Total Expenses                                  2,656,209            2,696,268           25,145,580
                                        ------------------  -------------------   ------------------

Loss before income taxes                       (2,654,399)          (2,695,200)         (24,958,668)

Income Taxes                                            -                    -               42,595
                                        ------------------  -------------------   ------------------

Net Loss                                     $ (2,654,399)        $ (2,695,200)       $ (25,001,263)
                                        ==================  ===================   ==================

Net loss attributable to common
 shareholders:
   Net loss                                  $ (2,654,399)        $ (2,695,200)
   Preferred stock accretion                     (263,103)             (90,785)
   Beneficial conversion feature
    of preferred stock                           (439,850)                   -
                                        ------------------  -------------------
Net loss attributable to common
 shareholders                                $ (3,357,352)        $ (2,785,985)
                                        ==================  ===================

Loss per basic and diluted common share           $ (1.04)             $ (1.06)
Weighted average common shares
  outstanding                                   3,228,137            2,620,475

                                  QUANTECH LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                               Three Months      Three Months
                                                   Ended            Ended
                                               December 31,      December 31,
                                                   1999              1998
                                             ---------------  ----------------
Interest Income                                       $ 427             $ 415
                                             ---------------  ----------------

Expenses:
  General & Administrative                          722,881           624,813
  Research and development                          639,763           446,534
  Minimum royalty expense                            37,500            37,500
  Loses resulting from transactions
   with Spectrum Diagnostics Inc.                         -                 -
  Net exchange (gain)                                     -                 -
  Interest                                           16,168            43,450
                                             ---------------  ----------------
Total Expenses                                    1,416,312         1,152,297
                                             ---------------  ----------------

Loss before income taxes                         (1,415,885)       (1,151,882)

Income taxes                                              -                 -


                                             ===============  ================
Net loss                                       $ (1,415,885)     $ (1,151,882)
                                             ===============  ================

Net loss attributable to common shareholders:
   Net loss                                    $ (1,415,885)     $ (1,151,882)
   Preferred stock accretion                       (135,632)          (90,785)
   Beneficial conversion feature of
     preferred stock                               (439,850)                -
                                             ---------------  ----------------
Net loss attributable to common shareholders   $ (1,991,367)     $ (1,242,667)
                                             ===============  ================

Loss per basic and diluted common share             $ (0.56)          $ (0.47)
Weighted average common shares
  outstanding                                     3,534,148         2,663,199

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to December 31, 1999

                                                                                                Deficit
                                                                                              Accumulated
                                                                                                During
                                            Series B                             Additional         the
                                         Preferred Stock    Common Stock          Paid-In       Development
                                         Shares  Amount   Shares    Amount        Capital          Stage
                                          ------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                                        ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991                       160,000   $3,154,574
 Common stock issued, November 1991                       30,000     $611,746    $1,788,254
 Common stock issuance costs                                                      ($889,849)
 Cumulative translation adjustment
 Common stock issued, September 1992                      35,000     $699,033      $875,967
 Common stock issuance costs                                                      ($312,755)
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                           -----------------------------------------------------------------
Balance, December 31, 1992                  0      $0     225,000  $4,465,353    $1,461,617    ($3,475,608)
 Net loss                                                                                        ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                          8,000      $1,600      $118,400
 Common stock issued, April 1993                            1,500        $300       $11,700
 Change in common stock par
    value resulting from merger                                   ($4,420,353)   $4,420,353
 Repayments
                                           -----------------------------------------------------------------
Balance,June 30, 1993                       0      $0     234,500     $46,900    $6,012,070    ($4,471,697)
 Net loss                                                                                      ($1,543,888)
 240,000 shares of common
    stock to be issued
 Repayments
                                           -----------------------------------------------------------------
Balance, June 30, 1994                      0      $0     234,500     $46,900    $6,012,070    ($6,015,585)
 Net loss                                                                                      ($2,070,292)
 Common stock issued, June 1995                           107,500     $21,500      $276,068
 Warrants issued for services                                                       $40,200
                                           -----------------------------------------------------------------
Balance June 30, 1995                       0      $0     342,000     $68,400    $6,328,338    ($8,085,877)
 Net loss                                                                                      ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                            308,000     $61,600    $1,304,450
    August, 1995                                           35,880      $7,176      $161,460
    September, 1995                                       690,364    $138,073    $2,370,389
    November, 1995                                         94,892     $18,978      $425,482
    December, 1995                                        560,857    $112,172    $1,292,473
    May, 1996                                             313,750     $62,750    $3,300,422
    June, 1996                                                252         $51        $3,650
 Payments received on
    subscription receivable                                  (960)       (192)     ($14,808)
 Compensation expense recorded
    on stock options                                                               $125,000
                                           -----------------------------------------------------------------
Balance, June 30, 1996                      0      $0   2,345,035    $469,008   $15,296,856   ($10,482,840)
 Net loss                                                                                      ($3,925,460)
 Stock offering costs                                                              ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                            500        $100        $2,400
    October 1996                                            8,500      $1,700       $40,800
    November 1996                                             750        $150        $3,600
    December 1996                                          13,500      $2,700       $64,800
    January 1997                                            1,000        $200        $4,800
    February 1997                                           7,500      $1,500       $17,250
    March 1997                                              7,000      $1,400       $33,600
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options                                                                $48,000
 Common stock issued, June 1997                            18,250      $3,650      $105,850
 Warrants issued with notes payable                                                    $371
                                          ------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to December 31, 1999
                                   (Continued)



                                                  Sub-         Paid for       Due         Cumulative
                                                 scriptions       Not         From       Translation
                                                 Receivable     Issued      Officers      Adjustment
                                   -----------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment                                                         $387,754
 Common stock issued, September 1992              ($53,689)
 Common stock issuance costs
 Common stock to be issued                                      $120,000
 Cumulative translation adjustment                                                        ($209,099)
 Elimination of cumulative
    translation adjustment                                                                ($178,655)
 Officers advances, net                                                      ($27,433)
                                    ----------------------------------------------------------------
Balance, December 31, 1992                        ($53,689)     $120,000     ($27,433)           $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                             ($120,000)
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments                                                                    $5,137
                                     ---------------------------------------------------------------
Balance,June 30, 1993                             ($53,689)           $0     ($22,296)           $0
 Net loss
 240,000 shares of common
    stock to be issued                                           $30,000
 Repayments                                        $53,689                    $22,296
                                     ---------------------------------------------------------------
Balance, June 30, 1994                                 $0        $30,000           $0             $0
 Net loss
 Common stock issued, June 1995                   ($20,000)     ($30,000)
 Warrants issued for services
                                     ---------------------------------------------------------------
Balance June 30, 1995                             ($20,000)           $0           $0             $0
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on
    subscription receivable                        $20,000
 Compensation expense recorded
    on stock options
                                     ---------------------------------------------------------------
Balance, June 30, 1996                                  $0            $0           $0            $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996                                 ($57,500)
    January 1997
    February 1997
    March 1997
 Payments received on
    subscription receivable                        $57,500
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                     ---------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to December 31, 1999


                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                                              During
                                            Series B                                      Additional           the
                                          Preferred Stock          Common Stock             Paid-In         Development
                                       Shares        Amount     Shares      Amount          Capital           Stage
                                       ----------------------------------------------------------------------------------
Balance, June 30, 1997                                        2,402,035       $480,408     $15,606,017    ($14,408,300)
 Net Loss                                                                                                  ($3,648,748)
 Conversion of common stock from par
    value to no par value                                                  $15,392,446    ($15,392,446)
 Common stock issued for license
    agreement:
    September 1997                                              150,000       $390,000
 Common stock issued for equipment and
    services received: March 1998                                13,078        $45,584
 Warrants issued for services received:
    March 1998                                                                                 $15,215
    April 1998                                                                                    $500
 Warrants issued with notes payable                                                               $939
 Amount attributable to value of debt
    conversion feature                                                                        $988,444
 Warrants issued for license agreement
    December 1997                                                                             $230,000
 Compensation expense recorded
    on stock options                                                                           $28,000
 Adjustment of fractional shares due
    to 1-for 20 reverse stock split                                 (73)
                                           -----------------------------------------------------------------------------
Balance, June 30, 1998                         0        $0      2,565,040  $16,308,438      $1,476,669    ($18,057,048)
 Net Loss                                                                                                  ($4,289,816)
 Warrants issued with notes payable                                                                $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                                     2,000         $7,060
    September 1998                                                3,400        $12,002
    October 1998                                                 25,000        $18,750
 Common stock issued upon exercise of
    warrant: August 1998                                          2,045         $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                                     5,714        $20,000
    August 1998                                                   9,196        $27,589
    September 1998                                               12,557        $11,318
    December 1998                                                 6,078         $5,688
 Stock options issued for services:
    October 1998                                                                               $42,000
 Compensation expense recorded
    on stock options                                                                           $43,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                                               74,052        $55,539
     January 1999                                                15,952        $11,964
     March 1999                                                     500           $375
     April 1999                                                  20,000        $15,000
 Warrants issued for services:
     November 1998                                                                            $781,000
 Series B Preferred Stock issued:
    June 1999                            623,334    $891,500
 Accrete to redemption value on
    Series A Preferred Stock                                                                                 ($377,420)
                                        --------------------------------------------------------------------------------
Balance, June 30, 1999                   623,334    $891,500  2,741,534    $16,498,837      $2,342,745    ($22,724,284)
 Net Loss                                                                                                  ($2,654,399)
 Series B Preferred Stock issued:
    July 1999                            216,666    $291,829
    August 1999                           86,667    $116,989
    September 1999                        16,667     $22,500
    October 1999 - adjust price
    to $1.00                             471,666
    November 1999                        100,000    $100,000
    December 1999                        480,000    $472,500
 Beneficial conversion expense on
    Series B Preferred Stock                                                                  $439,850       ($439,850)
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                                    32,000        $24,000
    August 1999                          (33,333)   ($50,000)   179,121       $159,341
    September 1999                                               80,852        $60,639
    October 1999                                                 50,000        $37,500
    December 1999                                                13,252         $9,939
 Common stock issued upon exercise
    of warrant, September 1999                                  454,545       $500,000
 Warrant issued, September 1999                                                                $10,000
 Warrants issued, November 1999                                                                $15,000
 Compensation expense recorded
    on stock options                                                                           $61,300
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock                                                                                 ($263,103)
                                      ----------------------------------------------------------------------------------
Balance December 31, 1999              1,961,667  $1,845,318  3,551,304    $17,290,256      $2,868,895    ($26,081,636)

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to December 31, 1999
                                  (Continued)


                                                  Sub-         Paid for       Due         Cumulative
                                                 scriptions       Not         From       Translation
                                                 Receivable     Issued      Officers      Adjustment
                                   -----------------------------------------------------------------
Balance, June 30, 1997                                  $0        $0            $0           $0
 Net Loss
 Conversion of common stock from par
    value to no par value
 Common stock issued for license
    agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares
    due to 1-for 20 reverse stock split
                                 ---------------------------------------------------------------
Balance, June 30, 1998                                  $0        $0            $0           $0
 Net Loss
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options
 Common stock issued upon conversion
    of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999                                     ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock
                                ----------------------------------------------------------------
Balance, June 30, 1999                            ($60,000)       $0            $0           $0
 Net Loss
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price
    to $1.00
    November 1999
    December 1999                                 ($20,000)
 Beneficial conversion expense on
    Series B Preferred Stock
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
 Common stock issued upon exercise
    of warrant, September 1999
 Warrant issued, September 1999                   ($10,000)
 Warrants issued, November 1999                   ($15,000)
 Compensation expense recorded
    on stock options
 Payment received on
    subscriptions receivable                       $70,000
 Accrete to redemption value on
    Series A Preferred Stock
                                 ---------------------------------------------------------------
Balance December 31, 1999                         ($35,000)       $0            $0           $0


                                                         QUANTECH LTD
                                                (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                                                       Period From
                                                                                                       September 30,
                                                              Six Months            Six Months         1991 (Date of
                                                                Ended                  Ended           Inception), to
                                                             December 31,           December 31,        December 31,
                                                                 1999                  1998                1999
                                                            --------------------------------------------------------
Cash Flows From Operating Activities
 Net Loss                                                     $ (2,654,399)        $ (2,695,200)      $ (25,001,263)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                       -                    -            (178,655)
  Depreciation                                                      41,772               17,758             364,421
  Amortization                                                     220,814               81,655           2,398,785
  Noncash compensation, services and interest                       61,300              597,595           2,789,220
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                             -                    -             556,150
  Write down of investment                                               -                    -              67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                            (130)               7,239              47,925
    Increase (decrease) in accounts payable                        522,403              124,543             626,038
    Increase (decrease) in accrued expenses                         96,277              179,872             568,801
                                                            ---------------        -------------       -------------
     Net cash used in operating activities                      (1,711,963)          (1,686,538)        (17,761,078)
                                                            ---------------        -------------       -------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                (37,913)              (8,457)           (537,179)
 Proceeds on disposition of property                                     -                    -              37,375
 Patent expenses                                                         -               (4,016)            (13,045)
 Organization expenses                                                   -                    -             (97,547)
 Officer advances, net                                                   -                    -            (109,462)
 Purchase of investment                                                  -                    -            (225,000)
 Purchase of license agreement                                           -                    -          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                  -                    -            (320,297)
 Prepaid securities issuance costs                                       -                    -            (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash                                          -
  and cash equivalents acquired                                          -                    -          (1,204,500)
                                                            ---------------        -------------       -------------
   Net cash used in investing activities                           (37,913)             (12,473)         (4,521,298)
                                                            ---------------        -------------       -------------
Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                  -                    -           1,523,909
 Net proceeds from the sale of Series B Preferred Stock          1,003,818                    -           1,835,318
 Net proceeds from the sale of Common Stock and warrants           525,000                    -          13,405,797
 Proceeds on debt obligations                                        4,000              502,230           6,051,085
 Payments received on stock subscriptions receivable                25,000                    -              30,000
 Payments on debt obligations                                            -                    -            (522,810)
                                                            ---------------        -------------       -------------
  Net cash provided by financing activities                      1,557,818              502,230          22,323,299
                                                            ---------------        -------------       -------------

Effect of Exchange Rate Changes on Cash                                  -                    -             203,242
   Net increase (decrease) in cash                                (192,058)          (1,196,781)            244,165
                                                            ---------------        -------------       -------------
Cash
 Beginning                                                         436,223               46,135                   -
                                                            ---------------        -------------       -------------
 Ending                                                          $ 244,165         $ (1,150,646)          $ 244,165
                                                            ===============        =============       =============

                                  QUANTECH LTD.
                         ( A Development Stage Company )

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

     In the opinion of the management of Quantech, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of December 31, 1999 and the results of operations for the three and six month periods and its cash flows for the six month periods ended December 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Note 2. LICENSE AGREEMENT

     Quantech has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by Quantech. In addition, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. To date, Quantech has paid $1,300,000 of cumulative royalty payments. This amount satisfies the requirements of the license agreement until royalty accruals based on revenues exceed such minimum payment amount.

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

     In November 1998, Quantech established an additional class of shares as Series A convertible preferred stock (the "Series A Preferred Stock"). Quantech has designated 2,500,000 of its authorized shares as Series A Preferred Stock. As of February 8, 2000 there were 1,491,005 shares of Series A Preferred Stock issued and outstanding. See also Part II, Item 2.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

     Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of its FasTraQ(TM) Hospital Emergency Department Patient Treatment Information Platform. The FasTraQ is expected to run tests for a number of different medical conditions and deliver that test information by wireless ReaLinQ(TM) communication devices to the Emergency Department ("ED") staff treating a patient.

     The FasTraQ consists of an instrument that sits on the top of a counter and reads disposable PrePaQTM test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain from one to four different medical tests such as those for a heart attack or pregnancy. The instrument produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the scientific phenomenon known as surface plasmon resonance ("SPR"), which involves the interaction of light with electrons. Quantech's technology creates SPR in a controlled environment which enables its instrument to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions. Transmission of this test information to the ED treatment staff will be performed though the use of ReaLinQ(TM) wireless local area network communications system and handheld receiving devices similar to a pager or PDA.

     We are designing the FasTraQ for the emergency department. It is expected to have the range of available tests and quality performance of hospitals' central and STAT labs, but with test time turnaround of less than 15 minutes. The system will analyze both whole blood and urine without preparation or addition of other substances or removal of the sample from the collection device. We believe this ease of use and the ability to locate the FasTraQ in the emergency department will economically provide physicians with faster test results than hospital central or STAT laboratories.

     We expect the FasTraQ to include a number of tests grouped together in panels that are related to the condition of the patient such as cardiac enzymes (heart attack), pregnancy, red and white blood cell counts, blood coagulation, kidney function, pancreas function and electrolytes. Tests for liver functions, drugs of abuse, therapeutic drugs and additional tests will also be made available on the system. We have received clearance from the U.S. Food and Drug Administration ("FDA") to market for use in the clinical environment our tests for the cardiac (heart attack) enzymes Myoglobin and CK-MB and the pregnancy enzyme hCG. The final heart attack test for Troponin I meets clinical requirements and the remaining launch menu of tests are in various stages of development or discussion with strategic partners.

     The ED is a significant and consolidated market. Current processes for providing test information to the ED staff are complicated and require a multitude of steps that greatly increase patient treatment turnaround time. The challenge is to increase efficiency and decrease costs. Time delays and interruption of batch testing in the central lab, and the cost of tests run in STAT labs, have caused both to fall well short of meeting the burden of providing fast and economic STAT test results. Although there are some point-of-care STAT testing products available for the ED, they do not have the required test menu, ease of use, communication capability or quality of results necessary to streamline the entire ED testing process. The solution is seven day a week, 24 hour a day disintermediation of the process for providing ED treatment information. We believe the FasTraQ will provide this capability.

         Quantech and PE Biosystems ("PE"), a leading supplier of life science systems and analytical instruments, are parties to a technology and development agreement. Such agreement provides PE with exclusive licenses, in exchange for future royalties, to certain Quantech technology for use outside of Quantech's core area of medical diagnostics. After Quantech and PE significantly advanced the state-of-the-art in the SPR technology, they agreed that a company focused on promoting the non-medical use of the SPR technology would be most effective in bringing products to market without affecting mainstream activities of either company. As a result, HTS BioSystems, Inc. ("HTS") was established with Quantech owning 80% of the stock and PE owning 20%. The technology portfolio provided to HTS by Quantech and PE is expected to support the accelerated development of label-free, cost effective "high throughput screening" systems, initially for the scientific research market.

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

Results of Operations

     Quantech has incurred a net loss of $25,001,263 from September 30, 1991 (date of inception) through December 31, 1999 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology, and $1,300,000 of minimum royalties have been paid on the license.

     General and administration expenses increased to $722,881 and $1,324,216 for the three months and six months ended December 31, 1999 from $624,813 and $931,641 for the same periods in 1998 primarily due to market research expenses including fees paid to consultants and research firms and costs to attend industry trade shows, partially offset by lower costs associated with financing activities. We expect general and administrative expenses to increase in the future as we complete development of our system, prepare for market launch and begin to manufacture and distribute our products. Quantech will also begin to incur increasing sales and marketing expenses.

     Research and development costs increased to $639,763 and $1,231,217 for the three months and six months ended December 31, 1999 from $446,534 and $974,645 for the same periods in 1998 primarily due to increased internal development work. We expect R&D spending to significantly increase as we complete the commercial development of our system, conduct additional FDA work, and begin to establish higher volume manufacturing capabilities.

     Minimum royalty expense of $37,500 and $75,000 were unchanged for the three months and six months ended December 31, 1999 compared to the same periods in 1998. The final minimum royalty payment has been made, and in the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2 License Agreement).

     Interest expense decreased to $16,168 and $25,776 for the three months and six months ended December 31, 1999 from $43,450 and $714,982 during the same periods in 1998 as a result of reduced debt. Interest expense is expected to remain flat for the remainder of the fiscal year as Quantech does not anticipate any debt other than borrowing up to $750,000 from its bank credit facility.

     For the three and six months ended December 31, 1999 Quantech had losses of $1,415,885 and $2,654,399 as compared to $1,151,882 and $2,695,200 for the same periods in 1998. The higher loss for the quarter was primarily due to higher operating expenses partially offset by lower interest expense. On a year-to-date basis, the loss was slightly smaller as lower interest expense was mostly offset by higher operating expenses.

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

Liquidity and Capital Resources

     From inception to December 31, 1999, Quantech has raised approximately $22,800,000 through a combination of public stock sales, private stock sales and debt obligations. Quantech began offering for sale shares of Series B Preferred Stock in May 1999, and amended the provisions of its offering in October 1999 to provide for a price of $1.00 per share. Such offering has been completed and Quantech raised an aggregate of $3,905,000. In February 2000, Quantech raised $1,000,000 from the sale of Series C Preferred Stock. The shares were sold at $1.00 per share, and each share is convertible into one share of Quantech common stock. In November 1999, Quantech received $15,000 from the sale of a warrant to purchase 75,000 shares of common stock.

      Quantech anticipates that its cash on hand will allow it to maintain operations through July 2000. Additional financing of approximately $10 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitment to receive any additional significant funding." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, all of which credit line will be used by April 2000, it does not anticipate receiving any additional significant funding from commercial lenders.

     Quantech incurred capital expenditures of $37,913 in the six month period ended December 31, 1999. Quantech anticipates significant capital expenditures in the future for laboratory and production equipment and office expansion as Quantech nears product introduction. The timing and amount of such expenditures will be governed by Quantech's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

     As of February 8, 2000 Quantech had 4,946,945 shares of common stock outstanding. It also had options and warrants outstanding to purchase an additional 5,782,777 shares at exercise prices from $0.75 to $14.40, and Series A, B and C Preferred Stock convertible into 9,963,687 shares of common stock.

Cautionary Statements

     Quantech wishes to caution investors that the following important factors, among others, in some cases have affected, and in the future could affect, Quantech's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements regarding financing needs, expenditures and other matters made in this document and elsewhere by or on behalf of Quantech.

     We need additional cash and will require at least $10 million in additional financing to complete commercial development of our system and have no commitment to receive any additional significant funding.

     Quantech does not have sufficient funds to complete commercial development or commence production and sales of its system. Quantech anticipates that its cash on hand and bank credit facility will allow it to maintain operations through the end of July 2000. Additional financing of at least $10 million of investment capital, funding by strategic partner(s) or licensing revenues will be needed for the following: to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing will result in dilution to Quantech stockholders.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

     Quantech has not had any significant revenues to date. As of June 30, 1999 and December 31, 1999, we had accumulated deficits of $22,727,284 and $26,081,636, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1999, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

          Not Applicable

Item 2. Changes in Securities

          During November and December 1999, Quantech sold 580,000 shares of Series B Preferred Stock to accredited investors at a price of $1.00 per share. Quantech also exchanged shares that had previously been sold at a price of $1.50 per share for new shares priced at $1.00 per share, resulting in the issuance of an additional 471,666 shares. Each share of Series B Preferred Stock is convertible into one share of Quantech common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The Company paid commissions and accountable expenses in the aggregate amount of $7,500 to a registered investment bank for acting as selling agent and issued the investment bank a warrant to purchase up to 7,500 shares of common stock at an exercise price of $1.00 per share as additional compensation. The purchasers acquired these securities for their own account and not with a view to any distribution thereof to the public.

          During October and December 1999, Quantech issued 50,000 shares and 13,252 shares, respectively, of common stock pursuant to conversion of preferred stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers acquired these securities for their own account and not with a view to any distribution thereof to the public.

          During November 1999, Quantech sold warrants to accredited investors to purchase 75,000 shares of Quantech common stock at $1.06 per share. The warrants were sold for $15,000 and may be exercised any time before November 16, 2004. The sale of such securities was deemed to be exempt from registration under Section 4(2) of the 1933 Act. The purchasers acquired these securities for their own account and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting on December 1, 1999 in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

          No. 1 Election of Mr. Robert Case as class 1 director Votes for - 6,131,066 Votes Against - 99 Votes Withheld - 19,515 Election of Dr. Robert W. Gaines, Jr. as class 1 director Votes for - 6,129,066 Votes Against - 99 Votes Withheld - 21,515 The terms of the following directors continued after the meeting: Edward E. Strickland, Richard
          W. Perkins and James F. Lyons.

          No. 2 Increase in shares reserved for issuance under the 1998 Stock Option Plan Votes for - 3,990,870 Votes Against - 899,455 Abstain - 20,742 Broker Non-Votes - 1,239,863

Item 5. Other Information

          Not Applicable

Item 6. Exhibits and Reports on 8-K
        a.   Exhibits -
             10.1 Lease agreement for space at 815 Northwest Parkway,
                  Eagan, MN 55121.
             27   Financial Data Schedule (filed in electronic format only)
        b. Reports on Form 8-K - A report on Form 8-K was filed on January 25, 2000 reporting under Item 5 the establishment of subsidiary company HTS Biosystems, Inc.






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

                                  QUANTECH LTD

                                 /s/ Robert Case
                                 Robert Case
                                 Chief Executive Officer

                                 /s/ Gregory G. Freitag
                                 Gregory G. Freitag
                                 Chief Operating Officer and
Date: February 14, 2000          Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                December 31, 1999


Exhibit Number                                          Description
--------------------              ----------------------------------------------
       10.1                         Lease agreement for space at 815 Northwest
                                    Parkway, Eagan, MN 55121.
       27 Financial Data Schedule (filed in electronic format only)