Form 10QSB
period 2000-03-31
QUANTECH LTD /MN/
filed 2000-05-15
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                  Commission File Number:
March 31, 2000                                            0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                            41-1709417
--------------------------------------------------------------------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         identification No.)

                        815 Northwest Parkway, Suite 100
                                 Eagan, MN 55121
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip code)

                                 (651)-647-6370
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                   1419 Energy Park Drive, St. Paul, MN 55108
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      YES     X                        NO ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,950,566 shares of Common Stock, no par value, as of May 8, 2000.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION

   Item 1:     Financial Statements:

        Balance Sheets as of March 31, 2000 and June 30, 1999

        Statements of Operations for the Three Months and Nine Months Ended March 31, 2000 and 1999 and from inception to March 31, 2000

        Statement of Stockholders' Equity from inception to March 31, 2000

        Statements of Cash Flows for the Nine Months ended March 31, 2000 and 1999 and from inception to
        March 31, 2000

        Notes to Financial Statements

   Item 2:      Management's Discussion and Analysis or Plan of Operation

PART II.    OTHER INFORMATION

                                  QUANTECH LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                         (Unaudited)
                                                                          March 31,               June 30,
                                                                             2000                   1999
                                                                        ---------------        ----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $    1,512,933         $       436,223
  Prepaid expenses:
      Product development expenses                                                   -                  57,500
      Other                                                                     51,433                  36,037
                                                                        ---------------        ----------------
Total current assets                                                         1,564,366                 529,760
                                                                        ---------------        ----------------
EQUIPMENT
  Equipment                                                                    548,428                 427,508
  Leasehold improvements                                                        10,745                  15,000
                                                                        ---------------        ----------------
                                                                               559,173                 442,508
   Less accumulated depreciation                                              (245,920)               (276,295)
                                                                        ---------------        ----------------
Total equipment                                                                313,253                 166,213
                                                                        ---------------        ----------------
OTHER ASSETS
  License agreement, at cost, less amortization                              2,164,209               2,409,180
  Patents, at cost                                                              16,088                  13,045
                                                                        ---------------        ----------------
Total other assets                                                           2,180,297               2,422,225
                                                                        ---------------        ----------------
TOTAL  ASSETS                                                           $    4,057,916         $     3,118,198
                                                                        ===============        ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                       $            -         $       746,000
  Accounts payable                                                             187,906                 111,858
  Accrued expenses:
    Interest                                                                         -                   3,100
    Minimum royalty commitment                                                       -                  75,000
    Accrued payroll/vacation                                                   137,071                 120,300
                                                                        ---------------        ----------------
Total current liabilities                                                      324,977               1,056,258
                                                                        ---------------        ----------------
MINORITY INTEREST                                                              111,540                       -

REDEEMABLE PREFERRED STOCK                                                   4,511,767               5,113,142

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Preferred Stock, no par value; authorized 2,924,667 shares;
   outstanding 2,924,667 and 623,334 shares at
   March 31, 2000 and June 30, 1999, respectively                            2,055,918                 891,500
  Series C Preferred Stock, no par value; authorized 1,000,000 shares; outstanding 1,000,000 and 0 shares at
   March 31, 2000 and June 30, 1999, respectively                              973,100                       -
  Common stock, no par value; authorized 51,319,098
   shares; outstanding 5,811,818 shares and 2,741,534 shares
   at March 31, 2000 and June 30, 1999, respectively                        19,580,216              16,498,837
  Subscriptions receivable                                                     (24,500)                (60,000)
  Additional paid-in capital                                                 6,284,200               2,342,745
  Deficit accumulated during the development stage                         (29,759,302)            (22,724,284)
                                                                        ---------------        ----------------
Total stockholders' equity (deficit)                                          (890,368)             (3,051,202)
                                                                        ---------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                  $    4,057,916         $     3,118,198
                                                                        ===============        ================

                                  QUANTECH LTD.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - UNAUDITED


                                                                                                               Period From
                                                                                                              September 30,
                                                                 Nine Months          Nine Months             1991 (Date of
                                                                    Ended                Ended               Inception), to
                                                                  March 31,            March 31,                March 31,
                                                                     2000                 1999                    2000
                                                              ------------------   ------------------      ------------------

Interest income                                               $            9,779   $            1,475      $          194,881
                                                              ------------------   ------------------      ------------------

Expenses:
  General and administrative                                           1,100,346            1,182,265              11,429,499
  Marketing                                                              740,204               25,975               1,166,286
  Research and development                                             2,045,509            1,147,396              10,115,302
  Minimum royalty expense                                                 75,000              112,500               1,300,000
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                              -                    -                 556,150
  Net exchange (gain)                                                          -                    -                 (67,172)
  Interest                                                                33,026              721,145               1,983,391
                                                              ------------------   ------------------      ------------------
Total expenses                                                         3,994,085            3,189,281              26,483,456
                                                              ------------------   ------------------      ------------------

Loss before income taxes                                              (3,984,306)          (3,187,806)            (26,288,575)

Income taxes                                                                   -                    -                  42,595
                                                              ------------------   ------------------      ------------------

Net loss                                                            $ (3,984,306)        $ (3,187,806)          $ (26,331,170)
                                                              ==================   ==================      ==================

Net loss attributable to common shareholders:
   Net loss                                                         $ (3,984,306)        $ (3,187,806)
   Preferred stock accretion                                            (308,042)            (242,610)
   Beneficial conversion feature of preferred stock                   (2,742,670)                   -
                                                              ------------------   ------------------
Net loss attributable to common shareholders                        $ (7,035,018)        $ (3,430,416)
                                                              ==================   ==================

Loss per basic and diluted common share                             $      (1.87)        $      (1.29)
Weighted average common shares
  outstanding                                                          3,771,009            2,652,854



                                  QUANTECH LTD.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - UNAUDITED


                                                                   Three Months            Three Months
                                                                       Ended                  Ended
                                                                     March 31,              March 31,
                                                                       2000                    1999
                                                                -------------------    --------------------
Interest income                                                 $             7,969    $                407
                                                                -------------------    --------------------

Expenses:
  General and administrative                                                334,839                 276,099
  Marketing                                                                 181,495                     500
  Research and development                                                  814,292                 172,751
  Minimum royalty expense                                                         -                  37,500
  Losses resulting from transactions
   with Spectrum Diagnostics Inc.                                                 -                       -
  Net exchange (gain)                                                             -                       -
  Interest                                                                    7,250                   6,163
                                                                -------------------    --------------------
Total expenses                                                            1,337,876                 493,013
                                                                -------------------    --------------------

Loss before income taxes                                                 (1,329,907)               (492,606)

Income taxes                                                                      -                       -

                                                                ===================    ====================
Net loss                                                        $        (1,329,907)   $           (492,606)
                                                                ===================    ====================

Net loss attributable to common shareholders:
   Net loss                                                     $        (1,329,907)             $ (492,606)
   Preferred stock accretion                                                (44,939)               (151,825)
   Beneficial conversion feature of preferred stock                      (2,302,820)                      -
                                                                -------------------    --------------------
Net loss attributable to common shareholders                    $        (3,677,666)             $ (644,431)
                                                                ===================    ====================

Loss per basic and diluted common share                         $             (0.76)                $ (0.24)
Weighted average common shares
  outstanding                                                             4,868,685               2,676,864


                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      Period From September 30, 1991 (date of Inception), to March 31, 2000




                                              Series B             Series C                               Additional
                                           Preferred Stock      Preferred Stock       Common Stock          Paid-In
                                          Shares   Amount    Shares      Amount    Shares      Amount       Capital
                                          --------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991                                                160,000    $3,154,574
 Common stock issued, November 1991                                                30,000      $611,746   $1,788,254
 Common stock issuance costs                                                                               ($889,849)
 Cumulative translation adjustment
 Common stock issued, September 1992                                               35,000      $699,033     $875,967
 Common stock issuance costs                                                                               ($312,755)
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                          --------------------------------------------------------------------------
Balance, December 31, 1992                    0       $0         0          $0    225,000    $4,465,353   $1,461,617
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                                                  8,000        $1,600     $118,400
 Common stock issued, April 1993                                                    1,500          $300      $11,700
 Change in common stock par
    value resulting from merger                                                             ($4,420,353)  $4,420,353
 Repayments
                                          --------------------------------------------------------------------------
Balance,June 30, 1993                         0       $0         0          $0    234,500       $46,900   $6,012,070
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
                                          --------------------------------------------------------------------------
Balance, June 30, 1994                        0       $0         0          $0    234,500       $46,900   $6,012,070
 Net loss
 Common stock issued, June 1995                                                   107,500       $21,500     $276,068
 Warrants issued for services                                                                                $40,200
                                          --------------------------------------------------------------------------
Balance June 30, 1995                         0       $0         0          $0    342,000       $68,400   $6,328,338
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                                                    308,000       $61,600   $1,304,450
    August, 1995                                                                   35,880        $7,176     $161,460
    September, 1995                                                               690,364      $138,073   $2,370,389
    November, 1995                                                                 94,892       $18,978     $425,482
    December, 1995                                                                560,857      $112,172   $1,292,473
    May, 1996                                                                     313,750       $62,750   $3,300,422
    June, 1996                                                                        252           $51       $3,650
 Payments received on
    subscription receivable                                                          (960)         (192)    ($14,808)
 Compensation expense recorded
    on stock options                                                                                        $125,000
                                          --------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      Period From September 30, 1991 (date of Inception), to March 31, 2000
                                  (continued)


                                              Series B             Series C                               Additional
                                           Preferred Stock      Preferred Stock       Common Stock          Paid-In
                                          Shares   Amount    Shares      Amount    Shares      Amount       Capital
                                          --------------------------------------------------------------------------
Balance, June 30, 1996                      0     $0           0          $0     2,345,035      $469,008  $15,296,856
 Net loss
 Stock offering costs                                                                                       ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                                                    500          $100       $2,400
    October 1996                                                                    8,500        $1,700      $40,800
    November 1996                                                                     750          $150       $3,600
    December 1996                                                                  13,500        $2,700      $64,800
    January 1997                                                                    1,000          $200       $4,800
    February 1997                                                                   7,500        $1,500      $17,250
    March 1997                                                                      7,000        $1,400      $33,600
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options                                                                                         $48,000
 Common stock issued, June 1997                                                    18,250        $3,650     $105,850
 Warrants issued with notes payable                                                                             $371
                                          --------------------------------------------------------------------------
Balance, June 30, 1997                      0     $0   2,402,035    $480,408  $15,606,017
 Net Loss
 Conversion of common stock from par value
    to no par value                                              $15,392,446 ($15,392,446)
 Common stock issued for license agreement:
    September 1997                                       150,000    $390,000
 Common stock issued for equipment and
    services received: March 1998                         13,078     $45,584
 Warrants issued for services received:
    March 1998                                                                    $15,215
    April 1998                                                                       $500
 Warrants issued with notes payable                                                  $939
 Amount attributable to value of debt
    conversion feature                                                           $988,444
 Warrants issued for license agreement
    December 1997                                                                $230,000
 Compensation expense recorded
    on stock options                                                              $28,000
 Adjustment of fractional shares due to 1-for 20
    reverse stock split                                      (73)
                                          ----------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      Period From September 30, 1991 (date of Inception), to March 31, 2000
                                  (continued)


                                                 Deficit
                                               Accumulated
                                                 During
                                                   the            Sub-         Paid for       Due      Cumulative
                                              Development      scriptions         Not        From      Translation
                                                  Stage        Receivable       Issued     Officers     Adjustment
                                          ----------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                     ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment                                                                       $387,754
 Common stock issued, September 1992                            ($53,689)
 Common stock issuance costs
 Common stock to be issued                                                     $120,000
 Cumulative translation adjustment                                                                      ($209,099)
 Elimination of cumulative
    translation adjustment                                                                              ($178,655)
 Officers advances, net                                                                   ($27,433)
                                          ----------------------------------------------------------------------------
Balance, December 31, 1992                  ($3,475,608)        ($53,689)      $120,000   ($27,433)            $0
 Net loss                                     ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                                            ($120,000)
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments                                                                                 $5,137
                                          -----------------------------------------------------------------------------
Balance,June 30, 1993                       ($4,471,697)        ($53,689)            $0   ($22,296)            $0
 Net loss                                   ($1,543,888)
 240,000 shares of common
    stock to be issued                                                          $30,000
 Repayments                                                      $53,689                   $22,296
                                          -----------------------------------------------------------------------------
Balance, June 30, 1994                      ($6,015,585)              $0        $30,000         $0             $0
 Net loss                                   ($2,070,292)
 Common stock issued, June 1995                                 ($20,000)      ($30,000)
 Warrants issued for services
                                          -----------------------------------------------------------------------------
Balance June 30, 1995                       ($8,085,877)        ($20,000)            $0         $0             $0
 Net loss                                   ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on
    subscription receivable                                      $20,000
 Compensation expense recorded
    on stock options
                                          -----------------------------------------------------------------------------


                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      Period From September 30, 1991 (date of Inception), to March 31, 2000
                                  (continued)



                                                 Deficit
                                               Accumulated
                                                 During
                                                   the            Sub-         Paid for       Due      Cumulative
                                              Development      scriptions         Not        From      Translation
                                                  Stage        Receivable       Issued     Officers     Adjustment
                                          ----------------------------------------------------------------------------

Balance, June 30, 1996                     ($10,482,840)             $0            $0           $0             $0
 Net loss                                   ($3,925,460)
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996                                              ($57,500)
    January 1997
    February 1997
    March 1997
 Payments received on
    subscription receivable                                     $57,500
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                          --------------------------------------------------------------------------------
Balance, June 30, 1997                     ($14,408,300)             $0            $0           $0             $0
 Net Loss                                   ($3,648,748)
 Conversion of common stock from par value
    to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                          ---------------------------------------------------------------------------------


                                  QUANTECH LTD
                         (A Developmental Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     Period from September 30, 1991 (date of inception), to March 31, 2000


                                               Series B               Series C                                   Additional
                                             Preferred Stock      Preferred Stock          Common Stock            Paid-In
                                            Shares      Amount   Shares      Amount     Shares      Amount         Capital
                                          ----------------------------------------------------------------------------------
Balance, June 30, 1998                            0          $0                     2,565,040   $16,308,438     $1,476,669
 Net Loss
 Warrants issued with notes payable                                                                                    $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                                                           2,000        $7,060
    September 1998                                                                      3,400       $12,002
    October 1998                                                                       25,000       $18,750
 Common stock issued upon exercise of
    warrant: August 1998                                                                2,045        $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                                                           5,714       $20,000
    August 1998                                                                         9,196       $27,589
    September 1998                                                                     12,557       $11,318
    December 1998                                                                       6,078        $5,688
 Stock options issued for services:
    October 1998                                                                                                   $42,000
 Compensation expense recorded
    on stock options                                                                                               $43,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998                                                                     74,052       $55,539
     January 1999                                                                      15,952       $11,964
     March 1999                                                                           500          $375
     April 1999                                                                        20,000       $15,000
 Warrants issued for services:
     November 1998                                                                                                $781,000
 Series B Preferred Stock issued:
    June 1999                               623,334    $891,500
 Accrete to redemption value on
    Series A Preferred Stock
                                          ----------------------------------------------------------------------------------
Balance, June 30, 1999                      623,334   $891,500         -       $0   2,741,534   $16,498,837     $2,342,745
 Net Loss
 Series B Preferred Stock issued:
    July 1999                               216,666   $291,829
    August 1999                              86,667   $116,989
    September 1999                           16,667    $22,500
    October 1999-adjust price to $1.00      471,666
    November 1999                           100,000   $100,000
    December 1999                           480,000   $472,500
    January 2000                            600,000   $425,500
    February 2000                         1,318,000   $737,600
 Beneficial conversion expense on
    Preferred Stock                                                                                             $2,742,670
 Series C Preferred Stock issued:
    February 2000                                              1,000,000 $973,100
 Common stock issued: February 2000                                                   125,000      $187,500
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                                                          32,000       $24,000
    August 1999                             (33,333)  ($50,000)                       179,121      $159,341
    September 1999                                                                     80,852       $60,639
    October 1999                                                                       50,000       $37,500
    December 1999                                                                      13,252        $9,939
    January 2000                           (880,000) ($880,000)                       890,000      $887,500
    February 2000                                                                     866,664      $649,998
    March 2000                              (75,000)  ($72,500)                        89,000       $83,000



                                  QUANTECH LTD
                         (A Developmental Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     Period from September 30, 1991 (date of inception), to March 31, 2000
                                  (continued)


                                               Series B               Series C                                   Additional
                                             Preferred Stock      Preferred Stock          Common Stock            Paid-In
                                            Shares      Amount   Shares      Amount     Shares      Amount         Capital
                                          ----------------------------------------------------------------------------------
Common stock issued upon exercise
    of warrants:
    September 1999                                                                    454,545      $500,000
    February 2000                                                                      24,256       $18,192
    March 2000                                                                         60,263      $147,835
 Warrant issued:
    September 1999                                                                                                 $10,000
    November 1999                                                                                                  $15,000
    January 2000                                                                                                  $152,000
    February 2000                                                                                                 $469,000
    March 2000                                                                                                         $25
 Common stock issued upon exercise
    of options:
    January 2000                                                                        2,000        $2,750
    February 2000                                                                         200          $226
 Common stock issued for equipment and
    services received:
    January 2000                                                                        2,275        $2,275
    February 2000                                                                     200,856      $310,684
 Compensation expense recorded
    on stock options                                                                                              $157,300
 Subsidiary stock issued                                                                                          $395,460
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                          ----------------------------------------------------------------------------------
Balance March 31, 2000                    2,924,667 $2,055,918 1,000,000 $973,100   5,811,818   $19,580,216     $6,284,200


                                  QUANTECH LTD
                         (A Developmental Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     Period from September 30, 1991 (date of inception), to March 31, 2000
                                  (continued)

                                                 Deficit
                                              Accumulated
                                                 During
                                                  the            Sub-           Paid for         Due        Cumulative
                                              Development      scriptions         Not            From       Translation
                                                 Stage         Receivable        Issued        Officers     Adjustment
                                          ----------------------------------------------------------------------------------
Balance, June 30, 1998                      ($18,057,048)              $0            $0              $0              $0
 Net Loss                                    ($4,289,816)
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options
 Common stock issued upon conversion
    of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999                                                    ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                 ($377,420)
                                          ----------------------------------------------------------------------------------
Balance, June 30, 1999                    ($22,724,284)          ($60,000)           $0              $0              $0
 Net Loss                                  ($3,984,306)
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price
    November 1999
    December 1999                                                ($20,000)
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock                        ($2,742,670)
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                               ($4,500)
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
    January 2000
    February 2000
    March 2000


                                  QUANTECH LTD
                         (A Developmental Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     Period from September 30, 1991 (date of inception), to March 31, 2000
                                  (continued)


                                                 Deficit
                                              Accumulated
                                                 During
                                                  the            Sub-           Paid for         Due        Cumulative
                                              Development      scriptions         Not            From       Translation
                                                 Stage         Receivable        Issued        Officers     Adjustment
                                          ----------------------------------------------------------------------------------

Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
 Warrant issued:
    September 1999                                             ($10,000)
    November 1999                                              ($15,000)
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise
    of options:
    January 2000
    February 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable                                    $85,000
 Accrete to redemption value on
    Series A Preferred Stock                ($308,042)
                                          ----------------------------------------------------------------------------------
Balance March 31, 2000                   ($29,759,302)         ($24,500)             $0             $0               $0


                                  QUANTECH LTD
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                        Period From
                                                                                                       September 30,
                                                                 Nine Months         Nine Months       1991 (Date of
                                                                    Ended               Ended         Inception), to
                                                                  March 31,           March 31,          March 31,
                                                                     2000                1999              2000
                                                                 -----------        ------------      ---------------

Cash Flows From Operating Activities
 Net Loss                                                        $ (3,984,306)       $ (3,187,806)    $ (26,331,170)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                          -                   -          (178,655)
  Depreciation                                                         63,913              54,893           386,562
  Amortization                                                        302,471             331,220         2,480,442
  Noncash compensation, services and interest                       1,091,259           1,011,296         3,819,179
  Losses resulting from transactions with
   Spectrum Diagnostics Inc.                                                -                   -           556,150
  Write down of investment                                                  -                   -            67,500
  Change in assets and liabilities, net of effects from
   purchase of Spectrum Diagnostics Inc.:
   (Increase) decrease in prepaid expenses                            (15,396)             (3,139)           32,659
    Increase (decrease) in accounts payable                            76,048              63,466           179,683
    Increase (decrease) in accrued expenses                           (61,329)            (66,752)          411,195
                                                                 ------------       -------------     -------------
     Net cash used in operating activities                         (2,527,340)         (1,796,822)      (18,576,455)
                                                                 ------------       -------------     -------------
Cash Flows From Investing Activities
 Purchase of property and equipment                                  (210,953)            (15,976)         (710,219)
 Proceeds on disposition of property                                        -                   -            37,375
 Patent expenses                                                       (3,043)             (4,016)          (16,088)
 Organization expenses                                                      -                   -           (97,547)
 Officer advances, net                                                      -                   -          (109,462)
 Purchase of investment                                                     -                   -          (225,000)
 Purchase of license agreement                                              -                   -        (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                     -                   -          (320,297)
 Prepaid securities issuance costs                                          -                   -          (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                             -                   -        (1,204,500)
                                                                 ------------       -------------     -------------
   Net cash used in investing activities                             (213,996)            (19,992)       (4,697,381)
                                                                 ------------       -------------     -------------
Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                     -           1,671,464         1,523,909
 Net proceeds from the sale of Series B Preferred Stock             2,166,918                   -         2,998,418
 Net proceeds from the sale of Series C Preferred Stock               973,100                               973,100
 Net proceeds from the sale of Common Stock and warrants              881,528                   -        13,762,325
 Net proceeds from the sale of subsidiary Common Stock                507,000                               507,000
 Proceeds on debt obligations                                               -             502,230         6,047,085
 Payments received on stock subscriptions receivable                   35,500                   -            40,500
 Payments on debt obligations                                        (746,000)                  -        (1,268,810)
                                                                 ------------       -------------     -------------
  Net cash provided by financing activities                         3,818,046           2,173,694        24,583,527
                                                                 ------------       -------------     -------------
Effect of Exchange Rate Changes on Cash                                     -                   -           203,242
                                                                 ------------       -------------     -------------
   Net increase (decrease) in cash                                  1,076,710             356,880         1,512,933
Cash
 Beginning                                                            436,223              46,135                 -
                                                                 ------------       -------------     -------------
 Ending                                                           $ 1,512,933           $ 403,015       $ 1,512,933
                                                                 ============       =============     =============

                                 QUANTECH LTD.
                         (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of March 31, 2000 and the results of operations for the three and nine month periods and its cash flows for the nine month periods ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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

Note 3. SERIES A CONVERTIBLE PREFERRED STOCK

In November 1998, Quantech established an additional class of shares as Series A convertible preferred stock (the "Series A Preferred Stock"). Quantech has designated 2,500,000 of its authorized shares as Series A Preferred Stock. As of May 8, 2000 there were 1,359,881 shares of Series A Preferred Stock issued and outstanding. See also Part II, Item 2.

Note 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS BioSystems ("HTS") of which Quantech currently has 73% ownership. HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and PE Biosystems (NYSE:PEB). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available next year.

Note 5. BENEFICIAL CONVERSION FEATURE EXPENSE

Quantech's earnings per share figures reflect large non-cash charges resulting from the timing of convertible securities sales. A rapid increase in the price of Quantech's common stock occurred after Quantech had negotiated pricing terms for its Series B and Series C preferred stock, resulting in large beneficial conversion feature charges for the difference between the conversion price of the preferred stock and the market price of the common stock. These charges were due to the timing of equity sales and had no effect on cash flow.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History

         Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the FasTraQTM. The FasTraQ consists of an instrument that sits on the top of a counter or cart and reads PrePaQTM disposable test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain from one to four different medical tests such as those for a heart attack or pregnancy. Hand-held communication devices called ReaLinQTM communicators provide real time test results directly from the FasTraQ instrument to the medical staff members treating a patient.

         The FasTraQ produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the quantum physics phenomenon known as surface plasmon resonance ("SPR"), which involves the interaction of light with the electrons of metal. Quantech's technology creates SPR in a controlled environment which enables the FasTraQ to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions.

         Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $20 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratories or a smaller, more conveniently located version of the central laboratories called STAT labs. Obtaining test results from central laboratories can take a minimum of 45 minutes and up to three hours. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the FasTraQ to address what we believe is a pressing need for a test system that can quickly, in less than 15 minutes, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

         Quantech also owns 73% of HTS BioSystems, Inc. ("HTS"). HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and PE Biosystems (NYSE:PEB). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available next year.

         The FasTraQ will be launched with at least a panel of three heart attack tests and a single test for pregnancy. Other tests are under development and are expected to be added to the FasTraQ system to provide the number of different quantitative tests the emergency department requires on an urgent basis. We have received clearance from the U.S. Food and Drug Administration to market for clinical use our tests for the cardiac enzymes Myoglobin and CK-MB and the pregnancy enzyme hCG.

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

Results of Operations

         Quantech has incurred a net loss of $26,331,170 from September 30, 1991 (date of inception) through March 31, 2000 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology, and $1,300,000 of minimum royalties have been paid on the license.

         General and administration expenses increased to $334,839 for the three months ended March 31, 2000 from $276,099 for the same period in 1999 primarily due to costs related to company expansion. Expenses for the nine months ended March 31, 2000 decreased slightly to $1,100,346 from $1,182,265 during the same period in 1999 as higher costs related to company expansion were offset by lower expenses associated with financing activities. We expect general and administrative expenses to increase in the future as we complete development of our system, prepare for market launch and begin to manufacture and distribute our products.

         Marketing expenses increased to $181,495 and $740,204 for the three months and nine months ended March 31, 2000 from $500 and $25,975 for the same periods in 1999 due to higher market research expenses including fees paid to consultants and research firms, non-cash option expenses for advisors, and costs to attend industry trade shows. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs increased to $814,292 and $2,045,509 for the three months and nine months ended March 31, 2000 from $172,751 and $1,147,396 for the same periods in 1999 primarily due to increased internal and outside development work. We expect R&D spending to significantly increase as we complete the commercial development of our system, conduct additional FDA work, and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense decreased to $0 and $75,000 for the three months and nine months ended March 31, 2000 compared to $37,500 and $112,500 for the same periods in 1999 due to the final minimum royalty payment made in January 2000. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2 - License Agreement).

         Interest expense decreased to $33,026 for the nine months ended March 31, 2000 from $721,145 during the same period in 1999 as a result of reduced debt. Interest expense is expected to remain lower for the remainder of the fiscal year as Quantech does not anticipate any debt other than borrowing up to $750,000 from its bank credit facility and $125,000 of capital lease obligations.

         For the three and nine months ended March 31, 2000 Quantech had losses of $1,329,907 and $3,984,306 as compared to $492,606 and $3,187,806 for the same periods in 1999. The higher losses were primarily due to higher operating expenses. On a year-to-date basis, the higher operating expenses were partially offset by lower interest expense.

         Quantech's earnings per share figures reflect large non-cash charges resulting from the timing of convertible securities sales. A rapid increase in the price of Quantech's common stock occurred after Quantech had negotiated pricing terms for its Series B and Series C preferred stock, resulting in large beneficial conversion feature charges for the difference between the conversion price of the preferred stock and the market price of the common stock. These charges were due to the timing of equity sales and had no effect on cash flow.

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

Liquidity and Capital Resources

         From inception to March 31, 2000, Quantech has raised approximately $25,800,000 through a combination of public stock sales, private stock sales and debt obligations. Quantech is currently pursuing a number of sources of equity capital, which it intends to complete by the end of June.

         In May, Quantech engaged an outside engineering firm to assemble an automated chemistry coating system for cartridge production. Quantech expects the total cost of the system to be approximately $900,000 over the next four months, and that funds from the sale of the above mentioned equity securities will be used to purchase the system.

         Quantech anticipates that its cash on hand will allow it to maintain operations through July 2000. Additional financing of approximately $10 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Although Quantech has a limited lending arrangement with its bank to a maximum of $750,000, all of which credit line will be used by July 2000, it does not anticipate receiving any additional significant funding from commercial lenders.

         Quantech incurred capital expenditures of $210,953 in the nine month period ended March 31, 2000 primarily related to setting up and furnishing a new facility, and for cartridge tooling. Quantech anticipates significant capital expenditures in the future for production equipment and office expansion as Quantech nears product introduction. The timing and amount of such expenditures will be governed by Quantech's development and market introduction schedules which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of May 8, 2000 Quantech had 5,950,566 shares of common stock outstanding. It also had options and warrants outstanding to purchase an additional 5,864,702 shares at exercise prices from $0.75 to $14.40, and Series A, B and C Preferred Stock convertible into 9,364,191 shares of common stock.

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

We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow.

         We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing, manufacturing and general and administrative expenses in the future. We will spend these amounts, estimated to be $10-$15 million before we receive any incremental revenue from these efforts. Further financing will be necessary to achieve the sales level required to achieve a break-even cash flow. Additional financing through investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate until revenues can be generated in an amount sufficient to support operations. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders until product sales commence. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders and could depress the market price of our common stock.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

         Quantech has not had any significant revenues to date. As of June 30, 1999 and March 31, 2000, we had accumulated deficits of $22,724,284 and $34,221,816, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 1999, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

Development of the FasTraQ is not complete and may not be completed on the current timetable and budget.

         Components of the FasTraQ system are under various stages of development. Until the FasTraQ development is completed and cleared through the FDA, there can be no assurance that the FasTraQ system will be finished according to our current development timetable and budget. Failure to timely finish on budget will require Quantech to seek funding greater than currently anticipated, thus intensifying the risks described in "We expect to incur losses in the future and we need additional financing to achieve sales necessary to obtain break-even cash flow" above. Additionally, the final price that we will need to charge to cover the costs of the FasTraQ instrument and the PrePaQ test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If Quantech cannot receive FDA approval and offer the FasTraQ system with certain required features and tests at a cost acceptable to potential customers, it will be impossible for Quantech to continue operations. Failures in any of these areas will disappoint investors and could result in a decline in our stock price thus causing investors to lose substantial money.

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

PART II     OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        During January and February 2000, Quantech sold 1,918,000 shares of Series B Preferred Stock to accredited investors at a price of $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of Quantech common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The Company paid commissions and accountable expenses in the aggregate amount of $133,900 to registered investment banks for acting as selling agents and issued the investment banks warrants to purchase up to 181,067 shares of common stock at an exercise price of $1.00 per share as additional compensation. The purchasers acquired these securities for their own account and not with a view to any distribution thereof to the public.

        During January through March 2000, Quantech issued 1,845,664 shares of common stock pursuant to conversion of preferred stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During February and March 2000, Quantech issued 84,519 shares of common stock pursuant to the exercise of warrants by accredited investors. The sale of such shares was deemed to be exempt from registration under
        Section 4(2) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During January 2000, Quantech sold 2,275 shares of common stock to an accredited investor at a price of $1.00 per share. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The purchaser acquired these securities for its own account and not with a view to any distribution thereof to the public.

        During February 2000, Quantech sold 320,856 shares of common stock to accredited investors at a price of $1.50 per share. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During February 2000, Quantech sold 1,000,000 shares of Series C Preferred Stock to an accredited investor at a price of $1.00 per share. Each share of Series C Preferred Stock is convertible into one share of Quantech common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 promulgated thereunder. The Company paid expenses related to the offering of $10,000 cash and 5,000 shares of common stock valued at $16,900. The purchaser acquired these securities for its own account and not with a view to any distribution thereof to the public.


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

                                             QUANTECH LTD

                                             /s/ Robert Case
                                             Robert Case
                                             Chief Executive Officer

                                             /s/ Gregory G. Freitag
                                             Gregory G. Freitag
                                             Chief Operating Officer and
Date: May 15, 2000                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                 March 31, 2000


Exhibit Number                 Description
-------------        --------------------------------

    27               Financial Data Schedule (filed in electronic format only)