Form 10KSB40
period 2000-06-30
QUANTECH LTD /MN/
filed 2000-09-28
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000

                         Commission file number 0-19957

                                  QUANTECH LTD.
                 (Name of Small Business Issuer in its Charter)

             Minnesota                                        41-1709417
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                        815 Northwest Parkway, Suite 100
                             Eagan, Minnesota 55121
               (Address of Principal Executive Offices; Zip Code)

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be con tained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended June 30, 2000 were $150,000.


The aggregate market value of the Issuer's Common Stock held by non affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of September 18, 2000, was approxi mately $ 14,000,000 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, no par value, outstanding on September 18, 2000:
 6,218,524.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                                      INDEX

PART I                                                                      Page
                                                                            ----
     Item 1.   Description of Business........................................ 3
     Item 2.   Description of Property........................................19
     Item 3.   Legal Proceedings..............................................19
     Item 4.   Submission of Matters to a Vote of Security Holders............19


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters.......19
     Item 6.   Management's Discussion and Analysis or Plan of Operation......20
     Item 7.   Financial Statements...........................................23
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................23


PART III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............52
     Item 10.  Executive Compensation.........................................53
     Item 11.  Security Ownership of Certain Beneficial Owners and Management.53
     Item 12.  Certain Relationships and Related Transactions.................53
     Item 13.  Exhibits and Reports on Form 8-K...............................53

Signatures....................................................................54

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Summary

General

          Quantech Ltd. is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the FasTraQ(TM). The FasTraQ consists of an instrument that sits on the top of a counter or cart and reads PrePaQ(TM) disposable test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain from one to four different medical tests such as those for a heart attack or pregnancy. Hand-held communication devices called ReaLinQ(TM) communicators provide real time test results directly from the FasTraQ instrument to the medical staff members treating a patient.

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

         Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $20 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratories or a smaller, more conveniently located, version of the central laboratories called STAT labs. Obtaining test results from central laboratories can take a minimum of 45 minutes and up to three hours. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the FasTraQ to address what we believe is a pressing need for a test system that can quickly, in less than 15 minutes, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

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

Product Description

General

         The Quantech FasTraQ Patient Treatment Information Platform is a new multi-menu STAT testing system with real time communication capabilities that is in the final stages of commercial development. The FasTraQ consists of the reading instrument, PrePaQ disposable test cartridges and ReaLinQ communication units. It will combine accuracy with simplicity of use and automatically transfer information to the appropriate Emergency Department ("ED") personnel. The PrePaQ cartridges can process up to four tests at a time and the FasTraQ instrument can simultaneously run up to 20 PrePaQ test cartridges.

         The FasTraQ Testing Instrument

         The Quantech FasTraQ testing instrument is designed to fill the needs of the ED. Most importantly, the FasTraQ instrument is designed to be compatible with new PrePraQ test disposables when Quantech introduces them to the market. As a result, when Quantech adds tests through the introduction of new disposables, its original instrument will accommodate these various tests without system obsolescence or significant training of personnel.

         The FasTraQ instrument consists of a communication module and up to five testing modules. It will be of a size capable of sitting on a bench top or cart. The communication module will contain a microprocessor, a computer touch screen, barcode readers, interfaces for hospital information systems and Quantech testing modules and systems to communicate with the Quantech ReaLinQ communicators. Each test module will be able to run up to four PrePaQ test disposables and contain a white light source and a number of optical components. The light is split into a number of channels, providing for quality controls and multiple tests per disposable. When the PrePaQ is inserted into a port of the test module an internal bar-code reader identifies the type of tests to be run.

         A touch screen and/or an external barcode reader on the communication module and/or a barcode reader in the ReaLinQ communicator will enable the user to enter both a user number and the patient or specimen ID number. The instrument's computer screen and a screen on each test module will display test results. The data or results produced by the instrument will also be stored on an internal hard drive, downloaded to the hospital information system, and may be provided on a hard copy through use of a printer or sent to the ED staff via the Quantech ReaLinQ communicators.

         The module configuration of the instrument allows it to run up to 20 PrePaQ test cartridges simultaneously. This provides flexibility to meet the necessary test throughput capability for a given institution. The instrument size allows it to be located in the ED or associated STAT or rapid response lab. Quantech intends to offer several industry standard reagent rental programs whereby the FasTraQ instrument will be provided to the hospital and it may retain the FasTraQ without cost as long as a specified number of PrePaQ test disposables are purchased. The ability of Quantech's biosensor FasTraQ to convert biological data into digital signals should also permit designs that capitalize on future advances in microcomputer and microfluidic technology.

         The PrePaQ Disposable Test Cartridge

         Quantech's PrePaQ disposable test cartridge consists of an injection molded plastic carrier containing a metal coated sensor surface. The metallic surface is overlaid with reagents that react specifically with the analyte to be identified and measured. An important feature of the PrePaQ will be the ability to attach a standard vacutainer-type tube, complete with its top intact, to the PrePaQ disposable so that it is easy to use and the user has minimal exposure to the patient sample. One or more separate tests may be performed on a single disposable providing Quantech the capability to develop clinically related panels of tests by simply adding the appropriate reagents. Future PrePaQ disposables for certain tests may also be configured to handle samples of urine and other body fluids.

         A further advantage of Quantech's PrePaQ test disposable will be that an operator will not be required to add reagents. This simplicity translates into ease of use and immediacy of results. PrePaQ disposables will be configured to provide single or multiple clinically-related tests. Additional development of the PrePaQ disposable is currently being conducted and future development will be undertaken to expand the number of tests that may be performed in general and on each disposable.

         The ReaLinQ Wireless Communicator

         At the option of the user, the FasTraQ may include the ReaLinQ wireless communication capability to input all emergency test information directly into the FasTraQ from, and automatically provide the appropriate ED staff members with test results at, "patient-side". The LAN transmission unit will be located in the instruments' communication module. Hand held receivers or communicators similar to pagers will be provided to the ED staff. When the patient arrives in the ED the appropriate ED staff member can input necessary information. When the ED staff member begins the test process at the FasTraQ instrument, the instrument will be directed to send the results to the ED team for the particular patient. When the results are completed they are provided to the ReaLinQ communicators and the receiving parties acknowledge receipt of the information.

         The receipt of test information through the ReaLinQs will speed results by eliminating the need for the ED staff to go back to the instrument or printer multiple times to determine if the tests are finished. Also, because the treatment team may be scattered throughout the ED, it will no longer be necessary to track down individual team members to provide them with the results. The ReaLinQ communicators will also have the ability to receive other patient information such as hospital records if made available.

         Comparison of Product Technologies

         A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes, electrochemistry, coagulation and chemical reactions. Each of these testing methodologies requires a separate system and the performance of a series of operations by a skilled technologist. These operations consist of sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation of raw data. Central and STAT laboratory automated systems have mechanized, rather than eliminated many of these steps and have been unable to combine a number of different methodologies or technologies into a single system. Quantech's digital SPR technology, in contrast, can be used for many basic testing methods within a single instrument, but without complicated processing by the operator.

         Central labs provide quality results on a menu of tests, however, STAT test results take from 45 minutes to 3 hours to be returned to the ED. Additionally STAT tests disrupt the batch testing of central labs. Although STAT labs have quicker turnaround time with the quality advantages of the central lab, personnel and equipment requirements of STAT labs result in high test costs. Point-of-care instruments have reduced turnaround time, and in some instances have lower test costs than STAT labs, but fail to meet laboratory quality and ED needs due to lack of interface to the laboratory information system, manipulation of patient sample, nonconcordance with central lab results and lack of quantitative results. Most importantly, their limited test menu keeps them from eliminating the testing time for tests they cannot perform thus making the treatment process only as fast and efficient as the slowest test from the lab. Quantech's FasTraQ system expects to address these shortcomings of the current testing environment and products by combining the advantages of central lab and point-of-care testing into a system with the following anticipated features:

   o     STAT quantitative test menu (a number instead of qualitative yes/no)
   o     User-friendly system, rapid test turnaround time (less than 15 minutes)
   o     Real time monitoring of test information status
   o     Multi-test, single use disposable (up to four tests per PrePaQ)
   o Cost effective (comparable to central lab STAT test costs, 2x-4x less than STAT lab)
   o     Remote results receipt acknowledgement; auto-release of test module
   o     Throughput of up to 20 PrePaQ cartridges simultaneously
   o     Concordance with central lab test results
   o     Whole blood/closed tube (vacutainer) patient sample capability
   o     Full-time laboratory information system interface
   o     Automatic user/patient/test/QC input
   o     Internet ordering, training and information transfer


The Market

         General Discussion

         Excluding home diagnostics, the overall worldwide in-vitro diagnostic market ("IVD") is approximately $20 billion. Commercial, hospital central and hospital STAT/rapid response laboratories currently account for the majority of this market with testing divided between non-urgent and urgent (STAT) tests. We are focused on the ED STAT testing portion of this market.

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

         The United States ED testing market is highly concentrated. There are approximately 1,032 EDs in the United States that each see more than 30,000 patients per year with the average ED in this group seeing 50,000 patients annually. These ED's represent approximately 55% of the ED testing market. Additionally, the majority of hospitals belong to a small number of buying groups such as Columbia/HCA and the Voluntary Hospital Association of America Inc. (VHA). This concentration results in a high level of revenue passing through a limited number of sites.

         Pressure has increased to reduce the length of patient stay and provide a greater portion of services in outpatient settings. Because the cost of providing care in the ED far exceeds those of general medical or surgical units, a primary goal of the ED is to determine the appropriate care path for a patient so they may be treated, sent home or moved to a different area of the hospital. Quick determination of this care path is made possible by rapid, accurate and clinically relevant quantitative test results that are efficiently delivered to the care provider. For this reason, STAT labs were established to reduce test turnaround time, but their high test cost and still often lengthy turnaround time have limited their effectiveness in reducing patient treatment costs. Point-of-care ("POC") testing represents a growing segment of the IVD market and a response to rising costs of health care that have produced changes in hospital reimbursement. POC instruments have tried to fill the gap left by STAT labs, but lack of central and STAT lab features and true increases in efficiencies have limited their penetration of the ED testing market.

         The strategic direction chosen by Quantech is to exploit the inherent technological advantages of its SPR technology and current information technologies, which allows it to address the shortfalls of the central and STAT labs and POC instruments. As such, Quantech will focus on the STAT testing and information delivery needs of hospital ED's.

         The Emergency Department

         Critical Care Units include Intensive Care Units, Surgical Suites and Emergency Departments. The FasTraQ will first be marketed to EDs. EDs must respond to critical patient conditions and conduct tests on an as needed basis in order to support the health care team when a patient's condition is life threatening. Most tests conducted in the ED are required STAT (urgent) and are processed 24 hours a day.

         Tests processed in a STAT manner significantly increase cost as they require the hospital central or STAT laboratory to remain open at times when they are not otherwise busy. Further, STAT testing in the central lab interrupts batch testing and thus negatively affects cost while STAT labs costs are high because of the inability to spread operating and capital costs across a larger number of tests. The solution to this difficulty and expense is to bring a system designed for STAT testing to the patient site in a manner that will provide cost-effective test results promptly, accurately and with the requisite throughput.

         Because of space limitations in the ED, and a desire not to train personnel on a number of different instruments, a single instrument for the ED STAT test menu is desirable. Such ED STAT test menu includes:

   o     Cardiac marker panel (CK-MB, troponin I, myoglobin)
   o     hCG (Pregnancy)
   o     Blood Cell panel (WBC, RBC, Hct and Hgh)
   o     Coagulation
   o     Electrolytes
   o     Kidney Panel (Bun/Creatinine)
   o     Pancreas Panel
   o     Therapeutic Drug Monitoring (Digoxin, Theophylline)
   o     Drugs of Abuse (e.g., Cocaine, Marijuana)
   o     Amylase
   o     Liver Panel

         In 1998 there were 98 million patient visits to 4,200 EDs in the United States of which 2,000 EDs saw 76% of the patients. Approximately 60% of these patients received tests. Europe and Japan represent a similar number and concentration of ED patient testing. Quantech estimates the worldwide ED STAT testing market to be more than $6 billion. As a result, a limited number of sites produce a significant amount of STAT testing revenue.


         Quantech will introduce the FasTraQ with a cardiac panel to test for heart attacks and a quantitative pregnancy test, and expects to provide a number of the other tests performed in the ED. The combination of these tests provides a significant market. Because of the FasTraQ's initial test menu, and additional tests to be provided, Quantech believes it can achieve substantial market penetration. The Company will pay attention to groupings of tests for particle needs so that all tests necessary for a particular patient can be run on the FasTraQ. Since the needs of other areas of critical care are similar to those tests required by the ED, the Company anticipates that growth into these other areas will be evolutionary.

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

         Cardiac markers are important to help to identify patients who have suffered an AMI. Such tests, however, are most useful if they can be performed in under fifteen minutes in the ED or mobile care unit so that medical personnel may take immediate action. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need. The FasTraQ will provide emergency personnel with the ability to receive quantitative results for a heart attack in less than 20 minutes.

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

         Pregnancy

         Every woman of child-bearing age who enters the ED and requires a procedure that could injure a fetus (x-ray or drugs) should have a pregnancy test. Because of the delays in obtaining tests from the central or STAT lab, many women are treated without the physician receiving the results of the pregnancy test. Malpractice claims in this area are second only to cardiac markers. The FasTraQ will have a whole blood quantitative test for the pregnancy marker hCG. Whole blood is an advantage in the ED as it is the preferred method of sample collection as compared to urine and may be obtained from a patient that is unconscious.

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

Patient Treatment Information

         In order for a physician to diagnose a patient he or she requires information. The FasTraQ will provide the most critical piece of information, test results. Other information such as patient records, x-rays, etc. are also important. Because the FasTraQ is expected to communicate with the hospital computer information system, it will be able to deliver available non-diagnostic information.

         The ability to converge many pieces of information is the next step for the practice of medicine. Technology is providing many avenues to make this information convergence complete. Quantech is taking advantage of these technologies by providing not just a diagnostic system, but a complete patient treatment information platform.

Sales and Marketing

         General

         Quantech will form a strategic marketing group. Initially this marketing group will begin creating awareness of Quantech and its system. Currently Quantech is evaluating strategic distribution partners to market its products in the United States. If a strategic distribution partner is engaged, the marketing group will support this distribution partner and maintain contact with customers to help Quantech monitor the market for future products. If Quantech establishes a direct sales force the marketing group will initiate that effort.

         Quantech is currently in discussions with a number of potential partners. Determination of whether to ultimately market through a strategic partner will be based upon factors such as size of sales force, presence in hospital, pricing and discounts. The benefits of a strategic partner of lowering marketing and sales cost and penetration of the market will be weighed against distribution discounts, commitment to the sale of the Quantech product and Quantech's ability to cost effectively rollout its product.

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

         International

         Shortly after the launch of the FasTraQ in the United States, Quantech intends to begin sales in western Europe and, after appropriate approvals, in Japan. These markets are similar to the United States in both menu of STAT testing and concentration of patients in a small number of facilities. The Company will manage and support international distributors if a strategic distribution partner is not engaged. Quantech has completed its international marketing research and has begun identifying potential distribution partners.

         Clients

         The purchasing decision for diagnostic testing equipment is made by the laboratory manager, although the end user of the FasTraQ will be ED personnel. Under the Clinical Laboratory Improvement Act of 1988 ("CLIA") regulation, the laboratory is responsible for training, instrument calibration and quality assurance of testing systems. As such, the laboratory manager prefers a STAT-testing instrument with the following features:


   o    Comparable performance to central lab instrument with concordant results
   o    One (maximum of two) instruments for entire ED STAT menu
   o Full-time, bi-directional laboratory information system ("LIS") interface with information automatically downloaded to LIS
   o    Automated user/patient/test/QC information input
   o    User ID and lockout capability by laboratory
   o    Minimum user training
   o    Costs comparable to central lab STAT tests - less than STAT lab

         As the ultimate users ED personnel must also accept any system that will be used for their STAT testing needs. Although they cannot buy a testing system without laboratory approval, they are capable of preventing a system from being purchased. A system that is acceptable to the ED must provide the following features:

   o    Comparable performance to central lab instrument with concordant results
   o    Rapid turnaround time (less than 15 minutes)
   o    One (maximum of two) instruments for entire ED STAT menu
   o    Whole blood, closed collection tube sampling and transfer
   o    Automatic LIS download
   o    User friendly - minimum training and time at instrument
   o    High reliability
   o    Test menu so all patient testing completed
   o    Limitation of steps necessary to receive information

         To achieve market penetration of the FasTraQ, Quantech's marketing strategy will be focused on achieving the acceptance of both laboratory and ED personnel. Testing systems to date have been unable to meet the needs of both groups because of technology limitations. The FasTraQ is being designed to meet the requirements of both groups by trying to incorporate all of the required features into a single platform.

         Although the laboratory and ED are important customers, the FasTraQ will also appeal to hospital administration. Quantech believes that the FasTraQ's ability to simplify and improve the ED treatment process can be shown to facilitate the growth and profitability of the ED. Because more patients can be seen with the same fixed cost resources, the FasTraQ should provide significant incremental revenue to the hospital, while the variable cost of the test will be comparable to current costs.

Competition

         The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of patient samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single patient sample, most of the samples handled by central laboratories are processed so that one type of test, such as pregnancy tests, are all run at one time or in batches. The competitors for this market have addressed these laboratories' needs for high-test throughput, low reagent cost and low labor cost by developing automated systems. STAT labs have been developed to address the needs of STAT testing and generally use the same instrumentation found in the central laboratory. These laboratory systems are generally complex and expensive, incorporating designs appropriate to the central laboratories they serve which employ skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance.

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

         There is a significant number of companies serving this central clinical laboratory market. Most of them compete in only one or two segments of the overall market. Abbott Laboratories, Roche Diagnostics, and Johnson & Johnson are notable exceptions. These companies have achieved their broad market penetration by developing several technologies, each targeted for the specific needs of a market segment and focusing their marketing, distribution and sales activities initially on the central laboratory and increasingly on point-of-care. The FasTraQ in general must compete with central and /or STAT laboratory testing systems to gain market share and, as a result, Quantech will meet with competition from these companies in both sales of the FasTraQ system and the individual tests to be provided on the FasTraQ.

         There is significant new product activity in certain areas of critical care STAT testing. Point of care testing systems are addressing limited testing areas such as coagulation, blood gas and basic chemistry including electrolytes. Three such point of care systems, i-STAT Corp. (in conjunction with Abbott Laboratories), Diametrics Medical (in conjunction with Agilent Technologies) and Careside, Inc., which market point of care testing instruments have become recognized point of care testing systems. Quantech does not believe current products of i-STAT, Diametrics or Careside are capable, however, of providing the breadth of tests and features required by the emergency department.

         With respect to testing for cardiac markers to diagnose a heart attack, most testing is done in the hospital central and STAT labs with test result turnaround times of more than 45 minutes. Quantech is aware of only a limited number of companies that provide rapid testing for heart attacks. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for certain heart attack tests. Roche Diagnostics markets a manual test for the heart attack marker troponin I. As configured Spectral's and Roche's heart attack tests can provide only yes/no results instead of quantitative results such as those provided by central laboratory systems. Biosite Diagnostics has introduced an instrument and tests for heart attacks. Quantech believes that Biosite's system is not able to provide the number of tests and other STAT testing requirements expected to be available on the FasTraQ. Limitation of the tests that competitors' system can perform is believed by Quantech to provide it a competitive advantage because the FasTraQ is expected to provide a large number of different tests.

         All of the industry leaders, and many of the other companies participating in the diagnostic testing market, have substantially greater resources than those available to Quantech, including, but not limited to, financial resources and skilled personnel. However, Quantech believes the FasTraQ provides a product that is currently lacking for the critical care STAT testing market. There can be no assurance that current or future companies will not invent systems that will have broad testing capabilities and features like those expected in the FasTraQ. If Quantech is able to launch its system, no assurance exists that competitive pressures will not negatively affect its pricing of both the FasTraQ instrument and the individual test cartridges.

The Technology

         The FasTraQ is a biosensor which incorporates Quantech's proprietary method of using surface plasmon resonance ("SPR") to detect certain chemical conditions. A biosensor is an analytical device that combines a biological sensing or detection element with a suitable transducer that converts biochemical activity into a measurable form of energy. A biosensor's input is a specific biological event. Its output is a measurable signal that corresponds to the input.

         Surface plasmon resonance is an optical-electrical phenomenon involving the interaction of light with the electrons of a metal. The optical-electrical basis of surface plasmon resonance is the transfer of the energy carried by photons of light to a group of electrons (a plasmon) at the surface of a metal. Quantech's proprietary method of using SPR consists of a disposable cartridge composed of a plastic base with a fine grating molded into its surface. The grating is coated with a very thin layer of gold. Gold is used because it does not oxidize like other metals which can affect chemistry binding. The gold is subsequently coated with binding molecules. The binding molecules may be antibodies, DNA probes, enzymes or other reagents chosen because they react exclusively with a specific analyte. The analyte is the substance being measured, such as a heart attack marker, and defines the test to be done.

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

         Quantech's SPR based technology combines the strengths of biology and physics into a single entity. Other applications of technology using SPR that have been reported in the scientific literature or explored by Quantech include immunoassays for cardiac markers, hormones, drugs, viruses and bacteria, quantitation of anesthetic gases, and DNA binding assays. Quantech's SPR based technology thus represents a simple, unified platform that is capable of performing a wide range of diagnostic tests. Quantech's SPR based technology is also a valuable research tool that allows Quantech to develop further tests for its system.

Manufacturing

         Quantech's system is comprised of a modular instrument, disposable tests and communicators. The instrument consists of electronics and optics, most of which are off the shelf parts, and does not require complicated assembly procedures. The ReaLinQ communicators are based upon current handheld data transfer devices. Production of the FasTraQ instrument and ReaLinQ communicators will be performed by a contract manufacturer to Quantech under quality standards set by the Company. The contract supplier has not yet been selected. Quantech will take delivery of the instrument and communicators, perform final quality inspection and inventory the units for final shipment.

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

Regulatory Environment

         The Company has received clearance from the FDA to market in the clinical environment its cardiac tests, myoglobin and CK-MB, and its pregnancy test, hCG. Each test for the FasTraQ must obtain FDA approval. The Company must also submit its instrument to the FDA for approval. The instrument will be provided to the FDA for such approval after its commercial development is completed.

         The Company believes that the products it initially proposes to manufacture and market will be classified as medical devices and will therefore be subject to regulation by the United States Food and Drug Administration (the "FDA") and, in some instances, by foreign government authorities. Under the 1990 Safe Medical Device amendments to the Federal Food, Drug and Cosmetics Act (the "FFDCA") and regulations promulgated thereunder, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing and packaging of medical devices. Under the FFDCA, medical devices are subject to different levels of testing and review. The most comprehensive level of review requires that a clinical evaluation program be conducted before a device receives premarket approval by the FDA for commercial distribution. As a manufacturer of medical devices, the Company will also be subject to certain other FDA regulations, and its manufacturing processes and facilities will be subject to periodic inspection, without warning, to ensure compliance. Comparable agencies in certain states and foreign countries will also regulate the Company's activities. The Company's products could be subject to recall by the FDA or the Company itself, if it appears that the products and their use do not conform to regulations.

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

         For products subject to either 510(k) or PMA regulations, the FDA requires that the Company conduct any required studies following Good Clinical Practice and Good Laboratory Practice guidelines. Also, the manufacture of products subject to 510(k) or PMA regulations both must be in accordance with current Good Manufacturing Practice. For sale in foreign countries, compliance with ISO 9000 standards will be required. Sales of medical devices outside the U.S. are subject to foreign regulatory requirements. Medical devices may not be sold in EU countries unless they display CE mark certification. The Company's products will be manufactured according to ISO 9001 and EN 46001 quality standards and the Company expects to be able to apply the CE mark to its products. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, the Company must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of
Section 801(e) of the United States Food, Drug and Cosmetic Act.

         Specific requirements demanded of a laboratory depend upon the complexity of the test performed. CLIA regulations establish three categories of laboratory tests, for which regulatory requirements become increasingly stringent as the complexity of the test rises: (1) tests that require little or no operator skill which allows for a waiver of the regulations; (2) tests of moderate complexity; and (3) highly complex tests which require significant operator skill or training. All laboratories performing tests of moderate or high complexity must obtain either a registration certificate or a certificate of accreditation from Health Care Financing Administration ("HCFA") or an organization to whom HCFA has delegated such authority. HCFA has allowed electronic controls for some POC instruments to serve the function of daily quality control performance to allow non-laboratory personnel to run such POC systems. The tests to be performed by the Company's system are initially expected to fall within the moderate complexity class as defined by current CLIA regulations, as all analogous POC instruments that are presently on the market are classified in this manner. In practical terms, performing a test of moderate complexity means that the individual supervising the test, i.e. the physician, pathologist or laboratory director, must be well educated and well trained, whereas the individual who operates the machine requires no formal laboratory education and only task-specific training. The Company may, but has not yet, applied for the waiver.

Significant Agreements

         Ares-Serono License

         Quantech has acquired from Ares-Serono at a total cost of $3.4 million a worldwide exclusive license to certain patents, proprietary information and associated hardware (e.g. molds, test rigs, prototypes) related to Quantech's SPR based technology. The Ares Serono license calls for an ongoing royalty of 6 percent on all products utilizing the SPR based technology which are sold by Quantech. In addition, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. To date, Quantech has paid $1,300,000 of cumulative royalty payments. This amount satisfies the requirements of the license agreement until royalty accruals based on revenues exceed such minimum payment amount. The obligations of Quantech to pay royalties terminate when the total royalty payments reach a gross amount of $18 million. After such total payments, Quantech's rights in the licensed SPR based technology continues in perpetuity with no further obligations to Ares-Serono.

         Ares-Serono specifically reserved, and did not license to Quantech, any rights with or otherwise integrated with certain fluorescence capillary fill device technology. Quantech believes that such limitation does not materially impact the value of the Ares Serono license given Quantech's current plan of commercialization. In addition, the Ares Serono license is subject to the contingent right of PA Technology, a U.K. corporation, to request a grant of a non-exclusive royalty-free license to exploit certain rights in the SPR biosensor technology for applications outside the field of the commercial interests of Quantech.

         The PE Corp. Agreement

         Quantech provided PE Corp. ("PE") with exclusive worldwide rights to the SPR technology licensed from Ares-Serono for products other than those regulated by the FDA or products sold outside the United States if they would be regulated by the FDA if sold in the United States. PE also received two of Quantech's SPR research breadboards. As part of PE's research and development efforts, it applied certain of its technology to develop a large density, high-throughput diagnostic breadboard using Quantech's SPR technology (the "PE High Density Technology"). PE granted Quantech an exclusive worldwide license to the PE High Density Technology for use in FDA medical diagnostics.

         Through the optical and chemistry deposition advancements made by PE, the system can read up to 10,000 test areas on a single 1 cm by 1 cm slide. Quantech believes such two dimensional array capability, as now used in genomic screening research, should allow Quantech to expand the FasTraQ upstream from the critical care area to the central laboratory. Vertical expansion to intensive care units, surgical suites, doctor offices and home testing should also be possible. Future generations of Quantech's current FasTraQ system are also expected to benefit from the PE technology by reducing the number of unique test cartridges needed to perform the same number of tests which reduces inventory requirements and manufacturing costs.

         The royalty to be paid by Quantech will be 8% of gross sales of Quantech products which include the Perkin-Elmer technology. If Quantech does not proceed to commercialize the SPR based technology licensed from PE, all rights revert back to PE. The PE technology will not be initially incorporated into the FasTraQ system.

HTS BioSystems, Inc.

         After Quantech and PE significantly advanced the state-of-the-art in the SPR technology, they agreed that a separate company, which could be focused on promoting the non-medical use of the SPR technology, would be most effective in bringing products to market without affecting mainstream activities of either company. Quantech and PE formed HTS BioSystems, Inc. ("HTS") which is 73% owned by Quantech and 18% owned by PE. PE provided HTS: 1. a sub-license to all of its rights to the Quantech SPR technology (the "Sublicense"); 2. a license for non-medical use of the PE High Density Technology (the "License"); 3. one of PE's Quantech SPR breadboard instruments; and 4. the PE breadboard for the PE High Density Technology. Quantech is required to provide HTS with office space, management support, technical assistance and any other needs required by HTS until HTS is funded in a manner adequate to support its own operations.

         HTS will owe to PE: 1. a 4% royalty on products using only SPR other than those for use in the food and beverages, chemical and industrial and environmental testing markets; 2. a 4% royalty on products using only the PE High Density Technology; and 3. a 6% royalty on products using both technologies. No minimum royalties, or royalties on the first $3 million of sales, are required to be paid. Quantech receives 15% of any royalties paid to PE by HTS for products which incorporate Quantech's SPR technology. In the event that HTS does not seek to commercialize the SPR or PE High Density Technology, then the rights revert back to PE. PE also has a five-year right of first negotiation in the event that HTS wishes to license or sell any of its technology licensed from PE. Quantech is entitled to an 8% royalty on products using its SPR technology sold to the food and beverages, chemical and industrial and environmental testing markets.

         The combination of technology and intellectual property from both PE and Quantech provided to HTS is expected to support the accelerated development of label-free, cost effective detection systems for the pharmaceutical and genomics research markets. In addition to label free systems, HTS intends to become the source of various other high-throughput systems and chemistries for the detection of molecular and cellular changes and interactions for the fields of functional genomics, proteomics and drug discovery.

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

PATENT NAME                     DESCRIPTION                   U.S. GRANT DATE           COUNTRIES GRANTED

Merlin I                   Patent for grating coupled SPR        06/05/90           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                           biosensor. Used in FasTraQ System                        JP, LU, NL, NO, SE, WO

Merlin II                  Patent for grating coupled SPR        21/11/89           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                           biosensor. Used in FasTraQ System                        JP, LU, NL, NO, SE, WO

Cellulose Nitrate Films    Patent for grating coupled SPR        12/02/91           AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                           biosensor. Used in FasTraQ System                        GR, IL, IT, JP, LU, NL, SE

Calibration Notches        Not used in FasTraQ                   09/05/89           AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                                                                                    GR, IL, IT, JP, LU, NL, SE

Enhanced SPR biosensor     Not used in FasTraQ                   Pending            AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
assay                                                                               GR, IL, IT, JP, LU, NL, SE

Sensor Using Photoresist   Not used in FasTraQ                   09/03/88           AT,  AU,  BE,  CA,  CH, DE, EP, FR, GB, IT,
                                                                                    LU, NL, NO, SE, WO

Waveguide Sensor           Not used in FasTraQ                   Pending            AT,  AU,  BE,  CA,  CH, DE, EP, ES, FR, GB,
                                                                                    IT, JP, LU, NL, NO, SE, WO

Restrahlen Effect Sensor   Not used in FasTraQ                   N/A                GB ONLY

         All developments by Quantech pursuant to the Ares-Serono license, either proprietary or patentable in nature, are the property of Quantech. We have made a number of advances that may be patentable and we are reviewing registration of additional patents.

Employees

         Quantech employs 32 people on a full and part-time basis and engages consultants and independent contractors to provide services related to the development of the FasTraQ system and marketing. Quantech expects to hire other personnel as necessary for chemistry development, quality control, sales and marketing, manufacturing and administration.

CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-KSB and other written and oral statements made from time to time by Quantech do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Quantech's forward-looking statements generally relate to its growth strategy, financial results, product approvals, development programs and marketing efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed herein. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Quantech notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Quantech wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect its actual operations and cause such operations to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Quantech.

We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow.

         We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing, manufacturing and general and administrative expenses in the future. We will spend these amounts before we receive any incremental revenue from these efforts. Further financing will be necessary to complete the Company's menu of tests, establish sales and marketing and manufacturing capacity and achieve the sales level required to achieve a break-even cash flow. Additional financing through investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate until revenues can be generated in an amount sufficient to support operations. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders until product sales commence. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders and could depress the market price of our common stock.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

         Quantech has not had any significant revenues to date. As of June 30, 1999 and 2000 we had accumulated deficits of $22,727,284 and $31,900,252, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2000, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

We may not succeed in persuading potential buyers to replace existing equipment and facilities with our system or in convincing the medical community and third-party payers of the reliability, faster speed and lower cost of tests conducted on the FasTraQ.

         In general, the commercial success of the FasTraQ will depend upon its acceptance by the medical community and third-party payers as a reliable and economical product. The approval of the purchase of diagnostic test systems by a hospital is generally controlled by its central laboratory. We expect that there will be resistance by some central laboratories to a new system until it is proven to have a level of accuracy and precision comparable to current hospital tests. Finally, the system must provide to emergency department doctors results of STAT tests quicker than current hospital tests.

We have not established a distribution system and may not have the resources to effectively market our product.

         We have had no experience in marketing our system. We intend to market our system in the United States through either a direct sales force or through a strategic partner with an established distribution system, and in foreign markets through a distributor(s) and/or strategic partner(s), but no assurance can be given that such arrangements can be made. Establishing sales and marketing capability sufficient to support the level of sales necessary for us to attain profitability will require substantial efforts and significant management and financial resources. There can be no assurance that we will be able to recruit and retain direct sales and marketing personnel, engage distributors or have our marketing efforts be successful.

         Sales through distributors could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. We will not control our distribution partners. Our partners could sell competing products and may devote insufficient sales efforts to our products. We may not be able to have our distributors purchase minimum quantities. As a result, even if we are dissatisfied with the performance of our partners, we may be unable to terminate our agreements with these partners or enter into alternative arrangements.

We have very limited manufacturing and production experience and have not yet contracted with third party manufacturers.

         To be successful, we must timely manufacture sufficient quantities of the FasTraQ instrument, PrePaQ test cartridges and ReaLinQ communicators in compliance with regulatory requirements, such as the FDA's Good Manufacturing Practices, while maintaining product quality and acceptable manufacturing costs. The instrument, communicators and many components of the test cartridges will be manufactured by outside vendors. We have not entered into agreements with any of these vendors. There can be no assurance that we can engage such vendors. Further, if engaged, the limited control we have over any third party manufacturers as to timeliness of production, delivery and other factors could affect our ability to supply products on a timely basis.

         We ultimately intend to chemically coat and assemble test cartridges ourselves. We have never operated a manufacturing/assembly business. We have only one manufacturing facility, which must be registered with the FDA. If we fail to produce enough products at our manufacturing facility or at a third-party manufacturing facility we may be unable to deliver products to our customers on a timely basis. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.

Our ability to market and sell our products and generate revenue depends upon receipt of domestic and foreign regulatory approval for our products and manufacturing operations.

         The FasTraQ instrument and PrePaQ test cartridges are human diagnostic medical devices subject to regulation by the United States FDA and agencies of foreign countries. The FDA regulates the system as a medical device that requires clearance before sales can be made in the United States. We believe that such pre-market clearance can be obtained for our instrument and substantially all of our test cartridges through submissions of a 510(k) pre-market notification demonstrating the particular product's substantial equivalence to another device legally marketed under a similar clearance. There can be no assurance that the FDA or other government regulators will approve the instrument and test cartridges in a timely manner or at all. Delay in approvals, or failure to achieve approvals, would increase the capital necessary to maintain operations and make it more difficult to raise required funds.

         The FDA also requires us to adhere to current Good Manufacturing Practices regulations, which include production design controls, testing, quality control, storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether adequate compliance has been achieved. Compliance with current Good Manufacturing Practices regulations for medical devices is difficult and costly. In addition, we may not continue to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve continued compliance, the FDA may withdraw marketing clearance or require product recall. When any change or modification is made to a device or its intended use, the manufacturer may be required to reassess compliance with current Good Manufacturing Practices regulations, which may cause interruptions or delays in the marketing and sale of our products. Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. The Federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including product seizures, recalls, withdrawal of clearances or approvals and civil and criminal penalties.

We may not succeed in marketing our product against multiple levels of competition, including from manufacturers of central and STAT laboratory testing equipment and point-of-care testing products.

         The medical testing market is highly competitive. We expect that manufacturers of central and STAT laboratory testing equipment will compete to maintain their market shares. Also, point-of-care testing products exist and additional products are likely to be introduced to compete with certain tests to be performed on the FasTraQ. All of the industry leaders and many of the other companies participating in this market have substantially greater resources than the resources available to us, including, but not limited to, financial resources and skilled personnel. Current central lab systems are also well accepted and entrenched so that sale of our system may require a significant sales effort to gain market share. If the features and costs of our system are not compelling it will not successfully compete in its market.

The FasTraQ must comply with regulations governing the qualifications of persons operating it and high qualification requirements could adversely affect sales.

         Use of the FasTraQ will be subject to the Clinical Laboratory Improvement Act of 1988. This regulation governs the qualifications of persons supervising a laboratory test and the persons performing the laboratory test. We have based our marketing plan on the belief that our system will be classified as a test of moderate complexity. However, we have not sought the necessary regulatory approval of this classification. In practical terms, performing a test of moderate complexity means that the individual supervising the test must be well educated and well trained, but the individual operating the system requires no formal laboratory education and only task-specific training. If our system were not classified as a test of moderate complexity, we would not have a user-friendly operation advantage, which could have an adverse effect on sales.

The FasTraQ will initially be Quantech's only product making us vulnerable to technological obsolescence.

         The FasTraQ will be Quantech's only initial product and is based upon a single set of core technologies. We operate in a market characterized by rapid and significant technological change. While we are not aware of any developments in the medical industry that would render our current or planned product less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so. To remain competitive, we will need continually to make substantial expenditures for development of both equipment and additional tests.

Failure to maintain patent protection of our system would put Quantech at substantial risk.

         No assurance can be given that we will be able to protect our proprietary technology. We are not aware of any issued patents that would prohibit the use of any technology we currently have under development. However, patents may exist or be issued in the future to other companies covering elements of our system. The existence or issuance of such patents may require us to make costly significant changes in the design of the FasTraQ or operational plans. We have not conducted an independent patent search or evaluation with respect to our technology. Ares-Serono, the company licensing certain technology to us made no warranties as to the enforceability of any of the patents or the commercial potential of the technology. Although Ares-Serono may defend the patents they have licensed to us, we will be responsible for the defense of any patents Ares-Serono elects not to defend and all of those issued to us. The cost of patent litigation can be very substantial.

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

If we do not attract and retain skilled personnel, we will not be able to expand our business.

         Our products are based on chemical, electrical and optical technologies. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel. We continue to experience difficulty in recruiting and retaining skilled personnel because the pool of experienced persons is small and we compete for personnel with other companies, many of which have greater resources than we do. Consequently, if we are not able to attract and retain skilled personnel, we will not be able to meet our development and product launch timetable or budgets.

Failure of users of the FasTraQ to obtain adequate reimbursement from third-party payors could limit market acceptance of the FasTraQ, which could prevent us from achieving market acceptance and profitability.

         The FasTraQ will be marketed to hospitals who bill various third-party payors, such as managed care organizations, government health programs, private health insurance plans and other similar programs, for the health care products and services provided to their patients. Failure by hospitals and other users of the FasTraQ to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the FasTraQ could limit market acceptance of the FasTraQ, which could prevent us from achieving profitability.

We could be exposed to product liability claims once the FasTraQ is launched, which could adversely affect our cash position and our ability to obtain and maintain insurance coverage at satisfactory rates.

         The manufacture and sale of our products will expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently do not maintain insurance; however, prior to marketing our product we intend to obtain product liability insurance coverage in an amount which we deem, appropriate. There can be no assurance that such insurance will be available on commercially reasonable terms or that if obtained it will be adequate to cover the costs of any product liability claims made against us.

Shares eligible for future sale could depress the market price of Quantech's Common Stock and make it more difficult for Quantech to raise the funds it needs to survive.

         Nearly all shares of Quantech's outstanding common stock are eligible to be sold in the public market along with almost all shares that may be obtained upon exercise of outstanding options, warrants or conversion of Series A, B, C and D Convertible Preferred Stock. The sale of a large number of shares could adversely affect the market price and liquidity of Quantech's securities. Such potential adverse effects on price and liquidity, or the concern over these issues, could make it more difficult for Quantech to raise required future funds.

ITEM 2.  DESCRIPTION OF PROPERTY

         Quantech leases offices (comprised of approximately 20,900 sq. ft.) at 815 Northwest Blvd., Eagan, Minnesota at a base monthly rent of approximately $16,000 pursuant to a lease arrangement which expires April 2007. Thereafter Quantech has an option to extend the lease for an additional five years.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.


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

         The following table summarizes the quarterly high and low sale prices of Quantech's common stock for the last two fiscal years. The closing price of Quantech's common stock on September 18, 2000 was $3.44 per share.


                                             High                   Low
                                           -------                -------
          Fiscal 1999

                   First Quarter           $  3.88                $  0.94
                   Second Quarter          $  2.56                $  0.53
                   Third Quarter           $  2.00                $  1.38
                   Fourth Quarter          $  1.81                $  1.38

          Fiscal 2000

                   First Quarter           $  1.69                $  1.06
                   Second Quarter          $  1.50                $  0.88
                   Third Quarter           $  5.00                $  1.09
                   Fourth Quarter          $  4.13                $  2.50


         As of September 18, 2000, the Company had approximately 500 holders of record of its common stock, excluding stockholders whose stock is held either in nominee name or street name brokerage accounts. Based on information obtained from Quantech's transfer agent, as of such date, there were approximately 3,800 stockholders of Quantech's common stock whose stock is held in either nominee name or street name brokerage accounts.


                                 DIVIDEND POLICY

         Quantech has never paid a cash dividend on its common stock or Series A, B, C or D Convertible Preferred Stock. Payment of dividends is at the discretion of the board of directors. The board of directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

                           UNREGISTERED SALES OF STOCK

         During April through June 2000, Quantech issued 338,568 shares of common stock pursuant to conversion of preferred stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

         During May and June 2000, Quantech issued 47,029 shares of common stock pursuant to the exercise of warrants by accredited investors. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

         During August and September 2000, Quantech issued 1,996,000 shares of Series D preferred stock and warrants to purchase 499,000 shares of common stock at $3.50 per share. Each share of Series D preferred stock is convertible into one share of common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and accountable expenses in the aggregate amount of $467,880 to registered investment banks for acting as selling agents, and issued the investment banks warrants to purchase up to 183,600 shares of common stock as additional compensation. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.


       ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION

History

         Quantech was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR is the core technology of Quantech's proposed FasTraQ(TM) system. The FasTraQ system will first be marketed to hospital emergency departments ("ED") and is expected to provide a single, simple and economical system providing the rapid, quantitative STAT test menu EDs require. The Quantech system configuration will consist of a bench top modular instrument, a series of disposable tests with one or up to three tests per disposable and wireless handheld communication devices to quickly provide test information.

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

Results of Operations

         Quantech has incurred a net loss of $28,369,717 from September 30, 1991 (date of inception) through June 30, 2000 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc., and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the rights to the SPR technology.

         Quantech reported its first revenue during the year ended June 30, 2000 of $150,000 from the sale of an evaluation system. During fiscal year 2001 we expect additional revenue from evaluation systems, but do not expect significant revenue from the sale of commercial systems.

         For the year ended June 30, 2000 Quantech had interest income of $27,562 compared to $1,886 for the 1999 fiscal year as a result of more cash on hand from the proceeds of offerings for Quantech and its HTS BioSystems subsidiary.

         General and administration expenses increased to $1,876,930 for the year ended June 30, 2000 from $1,470,359 for the year ended June 30, 1999. The increase in general and administration expenses was primarily due to start up costs for the HTS BioSystems subsidiary and expenses related to Quantech expansion. We expect general and administrative expenses to increase in the future as Quantech and HTS BioSystems complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

         Marketing expenses increased to $1,059,063 for the year ended June 30, 2000 from $123,092 for the year ended June 30, 1999 due to higher market research expenses including fees paid to consultants and research firms, non-cash option expenses for advisors, and costs to attend industry trade shows. We expect marketing expenses to increase in the future as Quantech and HTS BioSystems prepare for market launch and begin to distribute their products.

         Research and development costs increased to $3,269,590 during the year ended June 30, 2000 from $1,815,727 for the year ended June 30, 1999. The increase was primarily due to increased internal and outside development work at Quantech, and the initial development work at HTS BioSystems. We expect R&D spending to significantly increase as Quantech and HTS BioSystems complete the commercial development of their systems and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense decreased to $75,000 in fiscal 2000 compared to $150,000 in fiscal 1999 due to the final minimum royalty payment made in January 2000. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments.

         Interest expense decreased to $42,509 during the year ended June 30, 2000 from $732,524 during the year ended June 30, 1999 as a result of reduced debt. Interest expense is expected to remain lower in fiscal year 2001 as Quantech does not anticipate any debt other than borrowing up to $1,000,000 from its bank credit facility and $125,000 of capital lease obligations.

         During fiscal year 2000, Quantech recorded an expense credit of $122,677 for the minority interest in the net loss of its HTS BioSystems subsidiary. We expect to record a larger minority interest credit in fiscal year 2001 due to increased spending at HTS.

         For the year ended June 30, 2000, Quantech had a loss of $6,022,853 as compared to $4,289,816 for the same period ended June 30, 1999. This increased loss was primarily a result of higher general and administrative, marketing and research and development expenses in fiscal year 2000, partially offset by higher revenue, lower interest expense and the expense credit for the minority interest in the subsidiary.

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

Liquidity and Capital Resources

         From inception to June 30, 2000, Quantech has raised approximately $27,000,000 through a combination of public stock sales and private sales of stock and debt obligations. In June 2000 Quantech began offering for sale a minimum of $2,500,000 and a maximum of $5,000,000 of its Series D preferred stock to accredited investors. The units are priced at $10.00 per unit consisting of 4 shares of Series D preferred stock and a warrant to purchase one share of common stock. Each share is convertible into one share of common stock, and the warrant has an exercise price of $3.50 per share. During August and September 2000, Quantech raised net proceeds of $4,523,000 from the sale of 499,000 units.

         Quantech anticipates that its cash on hand, bank credit facility, and completion of Quantech's Series D convertible preferred stock offering for up to an additional $2.5 million will allow it to maintain operations through February 2001. Additional financing of approximately $15 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Quantech has a limited lending arrangement with its bank to a maximum of $1,000,000 which expires at the end of calendar 2000. Quantech does not anticipate renewing this credit line or receiving any additional significant funding from commercial lenders. In addition, HTS BioSystems anticipates raising up to $15 million for its operations either through strategic partners or the sale of securities. An equity sale would result in a dilution of Quantech ownership of HTS.

         Quantech incurred capital expenditures of approximately $874,000 in fiscal 2000 primarily for automated production equipment and office systems and equipment. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as Quantech and HTS BioSystems near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of September 18, 2000 Quantech had 6,218,524 shares of Common Stock outstanding. It also had options and warrants outstanding to purchase an additional 6,889,218 shares, and Series A, B, C and D Preferred Stock convertible into 11,146,263 shares of Common Stock.

New Accounting Pronouncements

Revenue recognition: In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company will adopt SAB No. 101 in the first quarter of the fiscal year ending June 30, 2001. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

Derivatives: The FASB has issued SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which the Company will be required to adopt in the fiscal year ending June 30, 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is not expected to have a significant effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:
                                                                           Page
                                                                           -----
Financial Statements for Fiscal Years 2000 and 1999

Independent Auditors Report................................................24
Statements of Operations For the Period from Inception (September 30, 1991)
through June 30, 2000 and for the Years Ended June 30, 2000 and 1999.......25
Balance Sheets as of June 30, 2000 and 1999................................26-27
Statements of Stockholders' Equity (Deficit) For the Period from Inception
 (September 30, 1991) through June 30, 2000................................28-35
Statement of Cash Flows For the Period from Inception (September 30, 1991)
 through June 30, 2000 and for the Years Ended June 30, 2000 and 1999......36-38
Notes to Financial Statements..............................................39-51


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the Board of Directors
Quantech Ltd. and Subsidiary
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Quantech Ltd. and Subsidiary (A Development Stage Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from September 30, 1991 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. and Subsidiary (A Development Stage Company) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from September 30, 1991 (date of inception) to June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company which has suffered significant losses from operations, requires significant additional financing, and ultimately needs to continue development of its product, obtain FDA approval, generate significant revenues, and successfully attain profitable operations to realize the value of its license agreement and to remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota
August 18, 2000, except for the last paragraph of Note 6
   as to which the date is September 20, 2000

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 1999 and 2000

ASSETS (Note 3)                                         2000            1999
-------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                         $1,328,797      $  436,223
  8% demand note receivable from officer               141,000            --
  Prepaid expenses:
    Product development expense                           --            57,500
    Other                                               44,261          36,037
                                                    ----------      ----------
      Total current assets                           1,514,058         529,760
                                                    ----------      ----------



Property and Equipment
  Equipment                                          1,193,898         427,508
  Leasehold improvements                                28,634          15,000
                                                    ----------      ----------
                                                     1,222,532         442,508

  Less accumulated depreciation                        278,088         276,295
                                                    ----------      ----------
                                                       944,444         166,213
                                                    ----------      ----------







Other Assets
  License agreement, at cost, less accumulated
       amortization (Note 4)                         2,082,553       2,409,180
  Patents                                               25,816          13,045
  Deposits                                              79,457            --
                                                    ----------      ----------
                                                     2,187,826       2,422,225
                                                    ----------      ----------
                                                    $4,646,328      $3,118,198
                                                    ==========      ==========

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   2000           1999
---------------------------------------------------------------------------------------------------------
Current Liabilities
  Short-term debt (Note 3)                                                $    750,000       $    746,000
  Current portion of long-term debt (Note 5)                                    57,770               --
  Accounts payable                                                             614,592            111,857
  Accrued expenses:
    Minimum royalty commitment (Note 4)                                           --               75,000
    Payroll and vacation                                                       138,763            120,300
    Interest                                                                     3,750              3,100
                                                                          ------------       ------------
      Total current liabilities                                              1,564,875          1,056,257
                                                                          ------------       ------------

Long-term debt, net of current portion (Note 5)                                 46,009               --

Redeemable Series A Preferred Stock, authorized 2,129,593 shares;
  issued and outstanding 1,354,926 and 1,697,706 shares at
  June 30, 2000 and 1999, respectively reedeemable after
  November 5, 2003, at $4,852,640 (Note 6)                                   4,495,245          5,113,143

Minority Interest in Subsidiary                                                339,685               --

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity (Deficit) (Notes 2, 3, 6, and 7)
  Common stock, no par value; authorized 51,538,740 shares;
    issued and outstanding 6,204,416 and 2,741,534 shares at
    June 30, 1998 and 1999, respectively                                    19,959,765         16,498,837
  Series B Preferred Stock, no par value; authorized 2,744,667 shares; issued and outstanding 2,744,667 and 623,334 shares at
    June 30, 2000 and 1999, respectively                                     1,874,073            891,500
  Series C Preferred Stock, no par value; authorized 1,000,000
    shares; issued and outstanding 1,000,000 shares at June 30, 2000           973,100               --
  Stock subscription receivable for Series B and C Preferred Stock             (20,000)           (60,000)
  Additional paid-in capital                                                 7,313,828          2,342,745
  Deficit accumulated during the development stage                         (31,900,252)       (22,724,284)
                                                                          ------------       ------------
                                                                            (1,799,486)        (3,051,202)
                                                                          ------------       ------------
                                                                          $  4,646,328          3,118,198
                                                                          ============       ============

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            September 30,
                                                                                           1991 (Date of
                                                           Years Ended June 30             Inception) to
                                                          2000                1999         June 30, 2000
--------------------------------------------------------------------------------------------------------
Net sales                                             $    150,000       $       --         $    150,000
                                                      ------------       ------------       ------------
Expenses:
  General and administrative                             1,876,930          1,470,359         12,206,083
  Marketing                                              1,059,063            123,092          1,485,145
  Research and development                               3,269,590          1,815,727         11,339,383
  Minimum royalty expense (Note 4)                          75,000            150,000          1,300,000
  Minority interest                                       (122,677)              --             (122,677)
  Other                                                       --                 --              488,978
                                                      ------------       ------------       ------------
                                                         6,157,906          3,559,178         26,696,912
                                                      ------------       ------------       ------------

     Loss from operations                               (6,007,906)        (3,559,178)       (26,546,912)

Other:
  Interest income                                           27,562              1,886            212,664
  Interest expense                                         (42,509)          (732,524)        (1,992,874)
                                                      ------------       ------------       ------------
     Loss before income taxes                           (6,022,853)        (4,289,816)       (28,327,122)
                                                      ------------       ------------       ------------

Income taxes (Note 8)                                         --                 --               42,595
                                                      ------------       ------------       ------------
     Net loss                                         $ (6,022,853)      $ (4,289,816)      $(28,369,717)
                                                      ============       ============       ============

Net loss attributable to common stockholders:
  Net loss                                            $ (6,022,853)      $ (4,289,816)
  Preferred stock accretion                               (410,445)          (377,420)
  Beneficial conversion feature of preferred stock      (2,742,670)              --
                                                      ------------       ------------
     Net loss attributable to common
     stockholders                                     $ (9,175,968)      $ (4,667,236)

Loss per basic and diluted common share               $      (2.12)      $      (1.75)

Weighted-average common shares outstanding               4,335,846          2,673,812

See Notes to Consolidated Financial Statements.

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Series B Preferred Stock   Series C Preferred Stock           Common Stock
                                                   Shares Issued   Amount     Shares Issued  Amount     Shares Issued      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                  $--          $--          $--          $--       $      --       $      --
  Net loss                                              --           --           --           --              --              --
  Common stock transactions:
    Common stock issued, October 1991                   --           --           --           --           160,000       3,154,574
    Common stock issued, November 1991                  --           --           --           --            30,000         611,746
    Common stock issuance costs                         --           --           --           --              --              --
  Cumulative translation adjustment                     --           --           --           --              --              --
                                                     ------------------------------------------------------------------------------
Balance, December 31, 1991                              --           --           --           --           190,000       3,766,320
  Net loss                                              --           --           --           --              --              --
  Common stock transactions:
    Common stock issued, September 1992                 --           --           --           --            35,000         699,033
    Common stock issuance costs                         --           --           --           --              --              --
    8,000 shares of common stock to be issued           --           --           --           --              --              --
  Officer advances, net                                 --           --           --           --              --              --
  Cumulative translation adjustment                     --           --           --           --              --              --
  Elimination of cumulative translation adjustment      --           --           --           --              --              --
                                                     ------------------------------------------------------------------------------
Balance, December 31, 1992                              --           --           --           --           225,000       4,465,353
  Net loss                                              --           --           --           --              --              --
  Common stock transactions:
    Common stock issued, January 1993                   --           --           --           --             8,000           1,600
    Common stock issued, April 1993                     --           --           --           --             1,500             300
    Change in common stock par value resulting
    from merger                                         --           --           --           --              --        (4,420,353)
  Repayments                                            --           --           --           --              --              --
                                                     ------------------------------------------------------------------------------
Balance, June 30, 1993                                  --           --           --           --           234,500          46,900
  Net loss                                              --           --           --           --              --              --
  12,000 shares of common stock to be issued            --           --           --           --              --              --
  Repayments                                            --           --           --           --              --              --
                                                     ------------------------------------------------------------------------------
Balance, June 30, 1994                                  --           --           --           --           234,500          46,900
  Net loss                                              --           --           --           --              --              --
  Common stock issued, June 1995                        --           --           --           --           107,500          21,500
  Warrants issued for services                          --           --           --           --              --              --
                                                     ------------------------------------------------------------------------------

(Continued)

(Continued)

                                                                                                           Deficit
                                                                                                         Accumulated    Accumulated
                                                   Additional   Common Stock                              During the      Other
                                                    Paid-In     Paid for, but  Subscriptions   Due From  Development   Comprehensive
                                                    Capital      Not Issued     Receivable     Officers     Stage         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                             $      --      $      --      $      --      $    --     $      --     $     --
  Net loss                                               --             --             --           --        (594,620)        --
  Common stock transactions:
    Common stock issued, October 1991                    --             --             --           --            --           --
    Common stock issued, November 1991              1,788,254           --             --           --            --           --
    Common stock issuance costs                      (889,849)          --             --           --            --           --
  Cumulative translation adjustment                      --             --             --           --            --        387,754
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1991                            898,405           --             --           --        (594,620)     387,754
  Net loss                                               --             --             --           --      (2,880,988)        --
  Common stock transactions:
    Common stock issued, September 1992               875,967           --          (53,689)        --            --           --
    Common stock issuance costs                      (312,755)          --             --           --            --           --
    8,000 shares of common stock to be issued            --          120,000           --           --            --           --
  Officer advances, net                                  --             --             --        (27,433)         --           --
  Cumulative translation adjustment                      --             --             --           --            --       (209,099)
  Elimination of cumulative translation adjustmen        --             --             --           --            --       (178,655)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1992                          1,461,617        120,000        (53,689)     (27,433)   (3,475,608)        --
  Net loss                                               --             --             --           --        (996,089)        --
  Common stock transactions:
    Common stock issued, January 1993                 118,400       (120,000)          --           --            --           --
    Common stock issued, April 1993                    11,700           --             --           --            --           --
    Change in common stock par value resulting
    from merger                                     4,420,353           --             --           --            --           --
  Repayments                                             --             --             --          5,137          --           --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1993                              6,012,070           --          (53,689)     (22,296)   (4,471,697)        --
  Net loss                                               --             --             --           --      (1,543,888)        --
  12,000 shares of common stock to be issued             --           30,000           --           --            --           --
  Repayments                                             --             --           53,689       22,296          --           --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1994                              6,012,070         30,000           --           --      (6,015,585)        --
  Net loss                                               --             --             --           --      (2,070,292)        --
  Common stock issued, June 1995                      276,068        (30,000)       (20,000)        --            --           --
  Warrants issued for services                         40,200           --             --           --            --           --
                                                   ---------------------------------------------------------------------------------

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Series B Preferred Stock   Series C Preferred Stock          Common Stock
                                                   Shares Issued   Amount     Shares Issued  Amount     Shares Issued      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                  --           --           --           --           342,000          68,400
  Net loss                                              --           --           --           --             --                --
  Common stock issued, net of issuance costs of
    $848,877:
    July 1995                                           --           --           --           --           308,000          61,600
    August 1995                                         --           --           --           --            35,880           7,176
    September 1995                                      --           --           --           --           690,364         138,073
    November 1995                                       --           --           --           --            94,892          18,978
    December 1995                                       --           --           --           --           560,857         112,172
    May 1996                                            --           --           --           --           313,750          62,750
    June 1996                                           --           --           --           --               252              51
  Payment received on subscription receivable           --           --           --           --              (960)           (192)
  Compensation expense recorded on stock options        --           --           --           --             --                --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1996                                  --           --           --           --         2,345,035         469,008
  Net loss                                              --           --           --           --             --                --
  Stock offering costs                                  --           --           --           --             --                --
  Common stock issued upon exercise of options
    and warrants:
    September 1996                                      --           --           --           --               500             100
    October 1996                                        --           --           --           --             8,500           1,700
    November 1996                                       --           --           --           --               750             150
    December 1996                                       --           --           --           --            13,500           2,700
    January 1997                                        --           --           --           --             1,000             200
    February 1997                                       --           --           --           --             7,500           1,500
    March 1997                                          --           --           --           --             7,000           1,400
  Payments received on subscription receivable          --           --           --           --             --                --
  Compensation expense recorded on stock options        --           --           --           --             --                --
  Common stock issued, June 1997                        --           --           --           --            18,250           3,650
  Warrants issued with notes payable                    --           --           --           --             --                --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1997                                  --           --           --           --         2,402,035         480,408
  Net loss                                              --           --           --           --             --                --
  Conversion of common stock from par value to
  no par value                                          --           --           --           --             --         15,392,446

(Continued)
(Continued)

                                                                                                           Deficit
                                                                                                         Accumulated    Accumulated
                                                   Additional   Common Stock                              During the      Other
                                                    Paid-In     Paid for, but  Subscriptions   Due From  Development   Comprehensive
                                                    Capital      Not Issued     Receivable     Officers     Stage         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                               6,328,338       --          (20,000)        --       (8,085,877)      --
  Net loss                                                --         --             --           --       (2,396,963)      --
  Common stock issued, net of issuance costs of
    $848,877:
    July 1995                                        1,304,450       --             --           --             --         --
    August 1995                                        161,460       --             --           --             --         --
    September 1995                                   2,370,389       --             --           --             --         --
    November 1995                                      425,482       --             --           --             --         --
    December 1995                                    1,292,473       --             --           --             --         --
    May 1996                                         3,300,422       --             --           --             --         --
    June 1996                                            3,650       --             --           --             --         --
  Payment received on subscription receivable          (14,808)      --           20,000         --             --         --
  Compensation expense recorded on stock options       125,000       --             --           --             --         --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1996                              15,296,856       --             --           --      (10,482,840)      --
  Net loss                                                --         --             --           --       (3,925,460)      --
  Stock offering costs                                 (12,310)      --             --           --             --         --
  Common stock issued upon exercise of options
    and warrants:
    September 1996                                       2,400       --             --           --             --         --
    October 1996                                        40,800       --             --           --             --         --
    November 1996                                        3,600       --             --           --             --         --
    December 1996                                       64,800       --          (57,500)        --             --         --
    January 1997                                         4,800       --             --           --             --         --
    February 1997                                       17,250       --             --           --             --         --
    March 1997                                          33,600       --             --           --             --         --
  Payments received on subscription receivable            --         --           57,500         --             --         --
  Compensation expense recorded on stock options        48,000       --             --           --             --         --
  Common stock issued, June 1997                       105,850       --             --           --             --         --
  Warrants issued with notes payable                       371       --             --           --             --         --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1997                              15,606,017       --             --           --      (14,408,300)      --
  Net loss                                                --         --             --           --       (3,648,748)      --
  Conversion of common stock from par value to
  no par value                                     (15,392,446)      --             --           --             --         --

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                  Series B Preferred Stock   Series C Preferred Stock          Common Stock
                                                   Shares Issued   Amount     Shares Issued  Amount     Shares Issued      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 (Continued)
  Common stock issued for license agreement:
    September 1997                                      --           --           --           --          150,000          390,000
  Common stock issued for equipment and services
    received:
    March 1998                                          --           --           --           --           13,078           45,584
  Warrants issued for services received:
    March 1998                                          --           --           --           --             --               --
    April 1998                                          --           --           --           --             --               --
  Warrants issued with notes payable                    --           --           --           --             --               --
  Amount attributable to value of debt conversion
    feature                                             --           --           --           --             --               --
  Warrants issued for license agreement:
    December 1997                                       --           --           --           --             --               --
  Compensation expense recorded on stock options        --           --           --           --             --               --
  Adjustment of fractional shares due to 1-for-20
    reverse stock split                                 --           --           --           --              (73)            --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1998                                  --           --           --           --        2,565,040       16,308,438
  Net loss                                              --           --           --           --             --               --
  Warrants issued with notes payable                    --           --           --           --             --               --
  Common stock issued upon conversion of notes
    payable:
    July 1998                                           --           --           --           --            2,000            7,060
    September 1998                                      --           --           --           --            3,400           12,002
    October 1998                                        --           --           --           --           25,000           18,750
  Common stock issued upon exercise of warrant:
    August 1998                                         --           --           --           --            2,045            5,114
  Common stock issued for equipment and services
    received:
    July 1998                                           --           --           --           --            5,714           20,000
    August 1998                                         --           --           --           --            9,196           27,589
    September 1998                                      --           --           --           --           12,557           11,318
    December 1998                                       --           --           --           --            6,078            5,688

(Continued)

(Continued)

                                                                                                           Deficit
                                                                                                         Accumulated    Accumulated
                                                   Additional   Common Stock                              During the      Other
                                                    Paid-In     Paid for, but  Subscriptions   Due From  Development   Comprehensive
                                                    Capital      Not Issued     Receivable     Officers     Stage         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 (Continued)
  Common stock issued for license agreement:
    September 1997                                       --          --            --            --             --           --
  Common stock issued for equipment and services
    received:
    March 1998                                           --          --            --            --             --           --
  Warrants issued for services received:
    March 1998                                         15,215        --            --            --             --           --
    April 1998                                            500        --            --            --             --           --
  Warrants issued with notes payable                      939        --            --            --             --           --
  Amount attributable to value of debt conversion
    feature                                           988,444        --            --            --             --           --
  Warrants issued for license agreement:
    December 1997                                     230,000        --            --            --             --           --
  Compensation expense recorded on stock options       28,000        --            --            --             --           --
  Adjustment of fractional shares due to 1-for-20
    reverse stock split                                  --          --            --            --             --           --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1998                              1,476,669        --            --            --      (18,057,048)        --
  Net loss                                               --          --            --            --       (4,289,816)        --
  Warrants issued with notes payable                       76        --            --            --             --           --
  Common stock issued upon conversion of notes
    payable:
    July 1998                                            --          --            --            --             --           --
    September 1998                                       --          --            --            --             --           --
    October 1998                                         --          --            --            --             --           --
  Common stock issued upon exercise of warrant:
    August 1998                                          --          --            --            --             --           --
  Common stock issued for equipment and services
    received:
    July 1998                                            --          --            --            --             --           --
    August 1998                                          --          --            --            --             --           --
    September 1998                                       --          --            --            --             --           --
    December 1998                                        --          --            --            --             --           --

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                  Series B Preferred Stock   Series C Preferred Stock          Common Stock
                                                   Shares Issued   Amount     Shares Issued  Amount     Shares Issued      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (Continued)
  Stock options issued for services:
    October 1998                                          --            --         --          --             --               --
  Common stock issued upon conversion of preferred
    stock:
    November 1998                                         --            --         --          --           74,052           55,539
    January 1999                                          --            --         --          --           15,952           11,964
    March 1999                                            --            --         --          --              500              375
    April 1999                                            --            --         --          --           20,000           15,000
  Warrants issued for acquisition of engineering
    development agreement:
    November 1998                                         --            --         --          --             --               --
  Compensation expense recorded on stock options          --            --         --          --             --               --
  Warrants issued in conjunction with Series A
    Preferred Stock                                       --            --         --          --             --               --
  Accretion to redemption value of Series A
    redeemable Preferred Stock                            --            --         --          --             --               --
    Issuance of Series B Preferred Stock               623,334       891,500       --          --             --               --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1999                                 623,334       891,500       --          --        2,741,534       16,498,837
  Net loss                                                --            --         --          --             --               --
  Common stock issued February 2000                       --            --         --          --          125,000          187,500
  Series B Preferred Stock issued
    July 1999                                          216,666       291,829       --          --             --               --
    August 1999                                         86,667       116,989       --          --             --               --
    September 1999                                      16,667        22,500       --          --             --               --
    October 1999 - adjust price to $1.00 (Note 6)      471,666          --         --          --             --               --
    November 1999                                      100,000       100,000       --          --             --               --
    December 1999                                      480,000       472,500       --          --             --               --
    January 2000                                       600,000       425,500       --          --             --               --
    February 2000                                    1,318,000       732,755       --          --             --               --
  Beneficial conversion expense on Series B
    Preferred Stock                                       --            --         --          --             --               --
  Common stock issued upon conversion of preferred
    stock
    July 1999                                             --            --         --          --           32,000           24,000
    August 1999                                        (33,333)      (50,000)      --          --          179,121          159,341
    September 1999                                        --            --         --          --           80,852           60,639
    October 1999                                          --            --         --          --           50,000           37,500
    December 1999                                         --            --         --          --           13,252            9,939

(Continued)

(Continued)

                                                                                                           Deficit
                                                                                                         Accumulated    Accumulated
                                                   Additional   Common Stock                              During the      Other
                                                    Paid-In     Paid for, but  Subscriptions   Due From  Development   Comprehensive
                                                    Capital      Not Issued     Receivable     Officers     Stage         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (Continued)
  Stock options issued for services:
    October 1998                                       42,000        --               --         --             --           --
  Common stock issued upon conversion of preferred
    stock:
    November 1998                                        --          --               --         --             --           --
    January 1999                                         --          --               --         --             --           --
    March 1999                                           --          --               --         --             --           --
    April 1999                                           --          --               --         --             --           --
  Warrants issued for acquisition of engineering
    development agreement:
    November 1998                                     554,000        --               --         --             --           --
  Compensation expense recorded on stock options       43,000        --               --         --             --           --
  Warrants issued in conjunction with Series A
    Preferred Stock                                   227,000        --               --         --             --           --
  Accretion to redemption value of Series A
    redeemable Preferred Stock                           --          --               --         --         (377,420)        --
    Issuance of Series B Preferred Stock                 --          --            (60,000)      --             --           --
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1999                              2,342,745        --            (60,000)      --      (22,724,284)        --
  Net loss                                               --          --               --         --       (6,022,853)        --
  Common stock issued February 2000                      --          --             (4,500)      --             --           --
  Series B Preferred Stock issued
    July 1999                                            --          --               --         --             --           --
    August 1999                                          --          --               --         --             --           --
    September 1999                                       --          --               --         --             --           --
    October 1999 - adjust price to $1.00 (Note 6)        --          --               --         --             --           --
    November 1999                                        --          --               --         --             --           --
    December 1999                                        --          --            (20,000)      --             --           --
    January 2000                                         --          --               --         --             --           --
    February 2000                                        --          --               --         --             --           --
  Beneficial conversion expense on Series B
    Preferred Stock                                 1,769,570        --               --         --       (1,769,570)        --
  Common stock issued upon conversion of preferred
    stock
    July 1999                                            --          --               --         --             --           --
    August 1999                                          --          --               --         --             --           --
    September 1999                                       --          --               --         --             --           --
    October 1999                                         --          --               --         --             --           --
    December 1999                                        --          --               --         --             --           --

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                     Series B Preferred Stock   Series C Preferred Stock          Common Stock
                                                      Shares Issued   Amount     Shares Issued  Amount     Shares Issued      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (continued)
  Common stock issued upon converstion of preferred (continued)
    January 2000                                          (880,000)   (880,000)         --         --         890,000        887,500
    February 2000                                             --          --            --         --         866,664        649,998
    March 2000                                             (75,000)    (72,500)         --         --          89,000         83,000
    April 2000                                            (180,000)   (177,000)                               226,880        212,160
    May 2000                                                                                                   68,864         51,648
    June 2000                                                                                                  42,824         32,118
  Common stock issued upon exercise of warrants:
    September 1999                                            --          --            --         --         454,545        500,000
    February 2000                                             --          --            --         --          24,256         18,192
    March 2000                                                --          --            --         --          60,263        147,835
    May 2000                                                                                                   39,708         67,318
    June 2000                                                                                                   7,321          7,553
  Warrants issued:
    September 1999                                            --          --            --         --            --             --
    November 1999                                             --          --            --         --            --             --
    January 2000                                              --          --            --         --            --             --
    February 2000                                             --          --            --         --            --             --
    March 2000                                                --          --            --         --            --             --
  Common stock issued upon exercise of options:
    January 2000                                              --          --            --         --           2,000          2,750
    February 2000                                             --          --            --         --             200            226
    June 2000                                                                                                   7,001          8,751
  Common stock issued for equipment and services
    received:
    January 2000                                              --          --            --         --           2,275          2,276
    February 2000                                             --          --            --         --         200,856        310,684
  Series C Preferred Stock issued:
    February 2000                                             --          --       1,000,000    973,100          --             --
    Beneficial conversion expense on Series C
      Preferred Stock                                         --          --            --         --            --             --
  Compensation recorded on stock options                      --          --            --         --            --             --
  Subsidiary stock issued                                     --          --            --         --            --             --
  Payments received on subscriptions receivable               --          --            --         --            --             --
  Accretion to redemption value of Series A redeemable
    Preferred Stock                                           --          --            --         --            --             --
                                                   ---------------------------------------------------------------------------------
Balance June 30, 2000                                   $2,744,667  $1,874,073    $1,000,000   $973,100    $6,204,416    $19,959,765
                                                   =================================================================================

(Continued)

(Contnued)

                                                                                                           Deficit
                                                                                                         Accumulated    Accumulated
                                                   Additional   Common Stock                              During the      Other
                                                    Paid-In     Paid for, but  Subscriptions   Due From  Development   Comprehensive
                                                    Capital      Not Issued     Receivable     Officers     Stage         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (continued)
  Common stock issued upon converstion of preferred (continued)
    January 2000                                         --         --              --          --              --          --
    February 2000                                        --         --              --          --              --          --
    March 2000                                           --         --              --          --              --          --
    April 2000
    May 2000
    June 2000
  Common stock issued upon exercise of warrants:
    September 1999                                       --         --              --          --              --          --
    February 2000                                        --         --              --          --              --          --
    March 2000                                           --         --              --          --              --          --
    May 2000
    June 2000
  Warrants issued:
    September 1999                                     10,000       --           (10,000)       --              --          --
    November 1999                                      15,000       --           (15,000)       --              --          --
    January 2000                                      152,000       --              --          --              --          --
    February 2000                                     469,000       --              --          --              --          --
    March 2000                                             25       --              --          --              --          --
  Common stock issued upon exercise of options:
    January 2000                                         --         --              --          --              --          --
    February 2000                                        --         --              --          --              --          --
    June 2000
  Common stock issued for equipment and services
    received:
    January 2000                                         --         --              --          --              --          --
    February 2000                                        --         --              --          --              --          --
  Series C Preferred Stock issued:
    February 2000
    Beneficial conversion expense on Series C
      Preferred Stock                                 973,100       --              --          --          (973,100)       --
  Compensation recorded on stock options              332,300       --              --          --              --          --
  Subsidiary stock issued                           1,250,088       --              --          --              --          --
  Payments received on subscriptions receivable          --         --            89,500        --              --          --
  Accretion to redemption value of Series A
    redeemable Preferred Stock                           --         --              --          --          (410,445)       --
                                                   ---------------------------------------------------------------------------------
Balance June 30, 2000                              $7,313,828      $--      $    (20,000)      $--      $(31,900,252)      $--
                                                   =================================================================================

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  September 30,
                                                                                                  1991 (Date of
                                                                  Years Ended June 30             Inception) to
                                                                  2000                1999        June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                   $ (6,022,853)      $ (4,289,816)      $(28,369,717)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Elimination of cumulative translation adjustment                 --                 --             (178,655)
    Depreciation                                                   96,081             74,094            418,730
    Amortization                                                  328,166            441,627          2,506,137
    Noncash compensation, services, and interest                1,266,260          1,403,241          4,019,205
    Minority interest in subsidiary                               339,685               --              339,685
    Other                                                            --                 --              623,650
    Changes in assets and liabilities:
      Decrease in prepaid expenses                                 49,276              6,007             97,331
      Increase (decrease) in accounts payable                     247,389             14,524            351,024
      Increase (decrease) in accrued expenses                     (55,887)           (48,197)           416,637
                                                              -------------------------------------------------
        Net cash used in operating activities                  (3,751,883)        (2,398,520)       (19,775,973)
                                                              -------------------------------------------------

Cash Flows From Investing Activities
  Purchases of property and equipment                            (486,020)           (61,015)          (985,286)
  Proceeds on disposition of property                                --                 --               37,375
  Organization expenses                                              --                 --              (97,547)
  Patent expenses                                                 (14,310)            (4,016)           (27,355)
  Deposits                                                        (79,457)              --              (79,457)
  Officer advances, net                                              --                 --             (109,462)
  Note receivable from officer                                   (141,000)              --             (141,000)
  Purchase of investment                                             --                 --             (225,000)
  Purchase of license agreement                                      --                 --           (1,950,000)
  Advances to Spectrum Diagnostics, Inc.                             --                 --             (320,297)
  Prepaid securities issuance costs                                  --                 --             (101,643)
  Purchase of Spectrum Diagnostics, Inc., net of cash
    and cash equivalents acquired                                    --                 --           (1,204,500)
                                                              -------------------------------------------------
        Net cash used in investing activities                    (720,787)           (65,031)        (5,204,172)
                                                              -------------------------------------------------

               (Continued)

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                                                              September 30,
                                                                                              1991 (Date of
                                                               Years Ended June 30            Inception) to
                                                              2000              1999          June 30, 2000
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net proceeds from the sale of common stock
    and warrants                                                965,150               --          13,820,922
  Net proceeds from sale of Series A Preferred Stock               --            1,523,909         1,523,909
  Net proceeds from sale of Series B Preferred Stock          2,162,073            831,500         2,993,573
  Net proceeds from sale of Series C Preferred Stock            973,100               --             973,100
  Net proceeds from sale of common stock of
    subsidiary                                                1,250,088               --           1,250,088
  Proceeds from debt obligations                                  4,000            498,230         6,051,085
  Payments received on stock subscriptions receivable            40,000               --              45,000
  Payments on debt obligations                                  (29,167)              --            (551,977)
                                                             -----------------------------------------------
      Net cash provided by financing
        activities                                            5,365,244          2,853,639        26,105,700
                                                             -----------------------------------------------

Effect of Exchange Rate Changes on Cash                            --                 --             203,242
                                                             -----------------------------------------------

      Net increase in cash and cash
        equivalents                                             892,574            390,088         1,328,797

Cash and Cash Equivalents
Beginning                                                       436,223             46,135              --
                                                             -----------------------------------------------
Ending                                                     $  1,328,797       $    436,223      $  1,328,797
                                                             ===============================================


Cash Payments for Interest                                 $     41,859       $     46,795      $    249,124
                                                             ===============================================

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Issuance of debt obligations for services, accounts
    payable, and accrued interest                          $       --         $       --        $    259,500
  Issuance of debt for acquisition of license                      --                 --             550,000
  Issuance of warrants in connection with:
    Product development                                            --                 --             230,000
    Acquisition of sublicense agreement                            --                 --                 165
    Issuance of convertible debt                                   --                   76               527
    Guarantee of debt                                            38,000               --              53,716

               (Continued)

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                                                              September 30,
                                                                                              1991 (Date of
                                                                Years Ended June 30           Inception) to
                                                                2000             1999         June 30, 2000
-----------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing
  and Financing Activities (Continued)
  Acquisition of engineering development agreement                 --            554,000          554,000
  Series A Preferred Stock sales and exchange for
    debt                                                           --            227,000          227,000
  Amount attributable to value of beneficial debt
    conversion feature                                             --            546,902        1,535,346
  Amount attributable to value of beneficial
    conversion feature of preferred stock                     2,742,670             --          2,742,670
  Capital expenditures included in accounts payable             255,346             --            262,013
  Fixed assets acquired under capital lease                     132,946             --                  0
  Advances to Spectrum Diagnostics, Inc.                           --               --             20,000
  Prepaid security issuance costs (acquired from
    Spectrum Diagnostics, Inc.) ultimately used to
    reduce proceeds from the sale of common stock                  --               --             58,830
  Due from Ital-American Securities, Inc.                          --               --           (674,374)
  Stock issuance costs to be paid                                  --               --            237,201
  Subscriptions receivable offset by accrued
    compensation                                                   --               --             53,689
  Officer advances offset by accrued compensation                  --               --            109,462
  Issuance of options and warrants for compensation
    and services                                                940,325           85,000        1,160,528
  Series A Preferred Stock issued for debt obligations
    and accrued interest                                           --          3,521,692        3,521,692
  Accretion to redemption value of Series A
    redeemable Preferred Stock                              $   410,445      $   377,420      $   787,865
                                                            =============================================

QUANTECH LTD. AND SUBSIDIARY (A Development Stage Company)

                                                                                            September 30,
                                                                                            1991 (Date of
                                                               Years Ended June 30          Inception) to
                                                             2000             1999          June 30, 2000
---------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing
  and Financing Activities (Continued)
Common stock issued for:
  Services, equipment, and interest                       $   312,960      $    64,595      $   697,189
  Exercise of warrants                                        740,898            5,114          746,012
  Exercise of options                                          11,727             --             11,727
  Acquisition of license agreement                               --               --            390,000
  Subscriptions receivable                                       --               --              5,000
  Debt obligations                                               --             37,812        2,355,937
  Accounts payable                                               --               --             40,000
  Accrued expenses                                               --               --            360,394
  Series A Preferred Stock                                  1,028,343           82,878        1,111,221
  Series B Preferred Stock                                  1,179,500             --          1,179,500
                                                          =============================================

  Acquisition of Spectrum Diagnostics, Inc.
    Fair value of other assets acquired, principally
      the license agreement                               $      --        $      --        $ 1,489,500
    Liabilities assumed                                          --               --           (285,000)
                                                          ---------------------------------------------
        Cash purchase price paid, less $5,199
          cash acquired                                   $      --        $      --        $ 1,204,500

                                                          =============================================



See Notes to Consolidated Financial Statements.

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

On December 7, 1999, the Company and PE Corp (PE) formed HTS BioSystems, Inc.
(HTS), which is 73 percent owned by the Company. HTS will focus on promoting the nonmedical use of the SPR technology. In conjunction with this formation, PE provided HTS with:

o a sub-license to all of its rights to the Company's SPR nonmedical technology (see Note 4),
o        a license for nonmedical use of the PE High Density Technology,
o        one of PE's SPR prototype instruments, and
o        the PE prototype for the PE High Density Technology.

The Company is required to provide HTS with office space, management support, technical assistance and any other needs required by HTS until HTS is funded in a manner adequate to support its own operations.

HTS will owe to PE:

o a 4 percent royalty on products using only SPR other than those for use in the food and beverages, chemical and industrial and environmental testing markets,
o        a 4 percent royalty on products using only the PE High Density
         Technology, and
o        a 6 percent royalty on products using both technologies.

No minimum royalties, or royalties on the first $3,000,000 of sales, are required to be paid.

HTS will owe the Company:

o 15 percent of any royalties paid to PE by HTS for products which incorporates the Company's SPR technology, and
o 8 percent royalty on products using its SPR technology sold to the food and beverages, chemical and industrial and environmental testing markets.

In the event that HTS does not seek to commercialize the SPR or PE High Density Technology, the rights revert back to PE. PE also has a five-year right of first negotiation in the event that HTS wishes to license or sell any of the technology it licensed from PE.

Note 1.       Nature of Business and Significant Accounting Policies (Continued)

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Short and long-term debt: The fair value of the Company's short and long-term debt is estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The recorded value of short and long-term debt approximates its fair value.

Redeemable Series A Preferred Stock: The fair value of the Company's Redeemable Series A Preferred Stock is estimated based on the estimated interest rate the Company would have to pay for debt financing with similar terms. The recorded value exceeds the estimated fair value by approximately $1,627,000, assuming a
13.5 percent interest rate and a redemption date of November 2003.

Prepaid product development expense: Prepaid product development expense arose from the valuation of warrants issued to a licensee in return for technical assistance to be rendered to the Company by the licensee over a period of approximately two years via a technology and development agreement. The expense was being recognized over this period (see Note 4).

Other assets: The license agreement is being amortized using the straight-line method over the remaining life of the underlying patents of 15 years (see Note
4). Costs of obtaining additional patents are capitalized and will be amortized over their useful lives.

The Company reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows. Though the Company has had no significant sales to date nor an established market for its product, it has performed market studies to determine potential size of the market and expected acceptance of its product. This has been the basis for the Company's expected future net cash flows. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible. Fair value would be determined based on estimated expected future discounted cash flows or appraised value. To date, management has determined that no impairment of intangible assets exists.

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

Loss per share has been adjusted for accretion on the Company's mandatory redeemable Series A Preferred Stock, which totaled $410,445 and $377,420 for the years ended June 30, 2000 and 1999, respectively. In addition, loss per share has been adjusted for the beneficial conversion feature of preferred stock, which totaled $2,742,670 for the year ended June 30, 2000. As described in Notes 6 and 7, the Company has options and warrants outstanding to purchase shares of common stock, and the Series A, B, and C Preferred Stock is convertible into common stock. However, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

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

Revenue recognition: In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company will adopt SAB No. 101 in the first quarter of the fiscal year ending June 30, 2001. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

Note 1.       Nature of Business and Significant Accounting Policies (Continued)

Derivatives: The FASB has issued SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which the Company will be required to adopt in the fiscal year ending June 30, 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is not expected to have a significant effect on the Company's financial statements.

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

Note 2.  Basis of Presentation

The Company was incorporated for the purpose of acquiring, developing, and commercializing SPR technology for use in medical diagnostics. The Company has had no significant sales. In 2000, the Company had a sale of $150,000 of an evaluation system and planned principal operations have not commenced.

The Company is a development stage company which has suffered significant losses from operations, requires significant additional financing, and ultimately needs to continue development of its product, obtain FDA approval, generate significant revenues, and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern and realize the value of its assets, including its license agreement intangible asset. These financial statements do not reflect any adjustments which might be necessary should the Company not remain a going concern.

The Company does not have sufficient funds to complete commercial development or commence production and sales of its system. The Company anticipates that its cash on hand, bank credit facility, and the completion of its Series D convertible Preferred Stock offering (see Note 6) for up to an additional $7.5 million will allow it to maintain operations through part of fiscal year 2001. Additional financing of at least $15 million of investment capital, funding by strategic partners, or licensing revenues will be needed for the following: to develop and submit additional tests to the FDA, to complete clinical evaluation of the system, to establish manufacturing capabilities, and to prepare for sales of the system. The Company does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders. There can be no assurance that any such additional equity or debt financing can be obtained on favorable terms, if at all.

Note 3.  Short-Term Debt Obligations

The Company has a $1,000,000 revolving credit note with a bank. Advances under the loan bear interest at the prime rate (9.5 percent at June 30, 2000) and are guaranteed by a shareholder. The note expires December 31, 2000, unless renewed. Amounts due under the note were $750,000 and $746,000 at June 30, 2000 and 1999, respectively.

During the fiscal year ended June 30, 1999, the Company completed an offering of secured promissory notes. The investors received warrants to purchase 37,835 shares of common stock. In conjunction with this offering, the selling agent received warrants to purchase 3,314 shares of common stock. These warrants were valued at $76. This fair value was based upon management's determination that the effective interest rate of the debt approximated the market rate of similar debt instruments with similar risk. Also, the value assigned to the warrants was not materially different than the value computed using the Black-Scholes pricing model.

As of June 30, 1999, all of the secured promissory notes and related accrued interest had been converted to 30,400 shares of common stock and 1,173,902 shares of redeemable Series A Preferred Stock (see Note 6).

Note 4.  Agreements

License agreements: The Company has a license agreement for certain patents, proprietary information, and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. If the cumulative payments of these two royalties failed to reach at least $500,000 by December 31, 1993, $850,000 by December 31, 1995, $1,000,000 by December 31, 1997,
$1,150,000 by December 31, 1998, and $1,300,000 by December 31, 1999, the
licensor had the right to deprive the Company of its exclusive rights under the license agreement (each time one of such benchmarks is not met). As of June 30, 2000, the Company has paid $1,300,000 of the cumulative payment.

The obligation of the Company to pay royalties terminates when the total royalty payments reach a gross amount of $18,000,000. After such date, the Company's rights in the licensed SPR technology continue in perpetuity with no further royalty obligations.

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

In September 1997, the Company entered into an agreement to purchase certain sublicense rights that had previously been granted to the investor group. In return for these sublicense rights, the Company issued 150,000 shares of the Company's common stock, convertible secured promissory notes totaling $550,000, and warrants to purchase 82,500 shares of the Company's common stock, and canceled the requirement to purchase shares in the next public offering. The purchase of the sublicense rights was expected to provide the Company with future benefits as the Company was subsequently able to sign an exclusive sublicense agreement for nonmedical markets. This agreement provides the Company with a possibility of receiving a future royalty stream from the sale of products under this new sublicense agreement. Therefore, the Company capitalized the sublicense rights at $940,165, the amount that approximates the fair market price of the equity and debt instruments issued as of the date of the agreement. The value assigned to the common stock was based on the quoted market value. The values of the convertible debt instrument and the detachable warrants were based on similar instruments previously placed by the Company. The value assigned to the warrants was not materially different than the value computed using the Black-Scholes pricing model.

In March 2000 HTS BioSystems, Inc. entered into a license agreement for certain patents and proprietary information. The license calls for royalties of one to four percent on sales of products containing the licensed technology. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. In consideration of this agreement, the Company granted the licensor a warrant to purchase 75,000 shares of common stock for $1.00, which was valued at approximately $125,000 using the Black-Scholes model.

Technology and development agreement: During the year ended June 30, 1998, the Company entered into a technology and development agreement with PE Corp. (PE), a leading supplier of life science systems and analytical instruments, which provides exclusive license rights to certain of the Company's technology for use outside of medical diagnostics, and co-exclusive rights to nucleic acid medical diagnostics. The licensee, pursuant to the agreement, is providing technical assistance related to the Company's medical diagnostic system and will be required to pay future royalty payments of 8 percent of gross sales if the licensee sells products containing the Company's technology. Minimum annual royalties to be paid by the licensee will be $500,000 beginning December 2000, expiring in conjunction with the related patents. Should the licensee fail to commercialize the licensed technology, all rights will revert back to the Company.

The licensee also received a warrant to purchase 1,400,000 shares of common stock. The warrant was valued at $230,000, based on the fair value of technical assistance expected to be received by the Company over the term of the technology and development agreement. As the technical assistance was received, the prepaid asset resulting from this transaction was reduced, and research and development expense was charged. On December 7, 1999 this warrant was canceled pursuant to the formation of HTS BioSystems, Inc. (see Note 1).

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

Research and development agreement: In November 1998, a warrant to purchase 1,800,000 shares of common stock was issued in conjunction with a research and development services agreement. The warrant is nonforfeitable, fully vested, and exercisable immediately at $1.10 per share and was valued at approximately $518,000 using the Black-Scholes model as of the contract date, which is the measurement date. Since all of the services under this agreement have been rendered, the value has been expensed. In September 1999, the Company issued 454,545 shares of common stock as a result of a partial exercise of this warrant. In conjunction with this agreement, warrants to purchase 144,000 shares of common stock were issued, and $190,000 in cash was paid to the investment banking firm that arranged the transaction. These warrants were valued at $36,000 using the Black-Scholes model.

Employment agreements: The Company has at-will employment agreements with its Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development and the Executive Vice President of Business Development of HTS. The agreements require the payment of one year's salary (for the chief financial officer and executive vice president of business development), $150,000 (for the chief executive officer), or six-months' salary (for the vice president of research and development) if employment is terminated due to the sale of the Company or a greater than 50 percent change in ownership. In addition, the Chief Financial Officer and Vice President of Research and Development are entitled to six months' salary if they are terminated without cause.

Note 5. Leases

Operating leases: The Company leases its office space under an agreement which expires April 2007. Approximate minimum aggregate rental commitments under this lease are as follows:

Years ending June 30:
      2001                        $  192,000
      2002                           192,000
      2003                           192,000
      2004                           195,000
      2005                           210,000
Thereafter                           385,000
                                  ==========
                                  $1,366,000
                                  ==========

In addition, there are monthly payments required for common area maintenance and other related expenses.

Rental expense for the years ended June 30, 2000 and 1999 was approximately $96,000 and $79,000 respectively.

Capital leases: In 2000 the Company began leasing equipment under a capital lease. At June 30, 2000, equipment with a cost of $132,946 and accumulated depreciation of $5,136 has been recorded.

The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2000:

Years ending June 30:
2001                                                                    $ 75,000
2002                                                                      50,000
                                                                        --------
                                                                         125,000

Less the amount representing interest                                     21,000
                                                                        --------
Present value of minumum debt payments reflected as long-term debt      $104,000
                                                                        ========


Note 6.  Stockholders' Equity

Capital stock: In December 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares 75,000,000. The Board of Directors has designated the authorized shares as common, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock with the remaining authorized shares as undesignated. As shares of Series A, B, C and D Preferred Stock are converted to common stock, the number of authorized shares of preferred stock decreases and the number of authorized shares for common stock increases.

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

Redeemable Series A Preferred Stock: In November 1998, the Company established and designated 2,500,000 shares of previously undesignated shares as Series A Preferred Stock (Series A Stock). The shares have no par value and a liquidation value of $3 per share. Each share of Series A Stock is convertible into, and has voting rights equal to, four shares of common stock. The Series A Stock is not redeemable until November 5, 2003. If any time after November 5, 2003, the Company receives a written request from the holders of at least 50 percent of the outstanding share of Series A Stock, the Company will redeem all of the outstanding shares by paying in cash an amount equal to the sum of the original purchase price plus a 10 percent return per annum. Series A Stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series A Stock that were outstanding as of November 30, 1998, have been converted or redeemed. The excess of redemption value over carrying value is being accreted, using the interest method, over the period until the first redemption date of November 5, 2003.

In November and December 1998, the Company sold 551,431 shares of its Series A Stock to accredited investors at $3.00 per share and issued 1,173,902 shares of Series A Stock pursuant to conversion of promissory notes and the related accrued interest at a conversion price of $3.00 per share. The holders of the promissory notes also received warrants to purchase 728,957 shares of common stock at an exercise price of $0.75. The receipt of these warrants canceled the detachable warrants issued in conjunction with the promissory notes. The new warrants were valued at $162,000 using the Black-Scholes model. In conjunction with these transactions, the Company paid commissions and expenses of $125,700 and issued warrants to purchase 176,420 shares of common stock to the selling agents, which were valued at approximately $65,000 using the Black-Scholes model.

In November 1998 through June 2000, 1,481,628 shares of common stock were issued pursuant to conversion of Series A Stock.

Following is a detail of the Series A Preferred Stock:

                                              Shares
                                              Issued             Amount
                                              ---------       -----------
Balance, July 1, 1998                              --         $      --
Shares issued                                   600,616         1,444,464
Notes converted to preferred                  1,124,716         3,374,138
Conversion of notes payable                     (27,626)          (82,879)
Accretion to redemption value                      --             377,420
                                              ---------       -----------
Balance June 30, 1999                         1,697,706         5,113,143
Shares converted to common stock               (342,781)       (1,028,343)
Accretion to redemption value                      --             410,445
                                              ---------       -----------
Balance June 30, 2000                         1,354,925       $ 4,495,245
                                              =========       ===========


Series B Preferred Stock: In May 1999, the Company established and designated 3,000,000 shares of previously undesignated shares as Series B Preferred Stock (Series B Stock). The shares have no par value and a liquidation value of $1.00 per share. Each share of Series B Stock is convertible into, and has voting rights equal to, one share of common stock. Series B Stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series B Stock that were outstanding have been converted. In the event the next sale of securities by the Company results in a price or conversion price lower than $1.00 per share, the number of shares of common stock into which the shares may be converted will be adjusted to a number equal to the per share liquidation preference divided by such sale or conversion price.

Through September 1999, the Company sold 943,334 shares of its Series B Stock to accredited investors at $1.50 per share. In conjunction with this transaction, the Company paid commissions and expenses of $92,182.

In October 1999, the price of the Series B Stock was adjusted to $1.00 from an initial price of $1.50. In conjunction with this adjustment previous purchasers received 471,666 additional shares of Series B Stock.

In November and December 1999, 580,000 shares of Series B Stock were sold at $1.00 per share, net of commissions of $7,500.

In January 2000, the Board of Directors designated an additional 913,333 shares of previously undesignated shares as Series B Stock.

In January and February 2000, the Company sold an additional 1,918,000 shares of Series B Stock for $1.00 per share. In conjunction with this transaction, the Company paid commissions and accountable expenses in the amount of $762,400 and issued warrants to purchase 282,900 shares of common stock to the selling agents, which were valued at $621,000 using the Black-Scholes model.

From August 1999 to June 2000, 1,168,333 shares of common stock were issued pursuant to conversion of Series B Stock.

Series C Preferred Stock: In February 2000, the Board of Directors designated 1,000,000 shares of previously undesignated authorized shares as Series C Preferred Stock (Series C Stock). Shares of Series C Stock have no par value and a liquidation value of $1.00 per share. Each share is convertible into, and has voting rights equal to, one share of common stock. Series C Stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series C Stock that were outstanding have been converted. In the event the next sale of securities by the Company results in a price or conversion price lower than $1.00 per share, the number of shares of common stock into which the shares may be converted will be adjusted to a number equal to the per share liquidation preference divided by such sale or conversion price.

The Company sold 1,000,000 shares of Series C stock to an accredited investor at a price of $1.00 per share, net of commissions of $26,900.

Series D Preferred Stock: In June 2000, the Board of Directors designated 2,500,000 shares of previously undesignated authorized shares as Series D Preferred Stock (Series D stock). Shares of Series D stock have no par value and a liquidation value of $2.50 per share. Each share is convertible into, and has voting rights equal to, one share of common stock. Series D stock is automatically converted into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series D stock that were outstanding have been converted. In the event the next sale of securities by the Company results in a price or conversion price lower than $2.50 per share, the number of shares of common stock into which the share may be converted will be adjusted to a number equal to the per share liquidation preference divided by such sale or conversion price.

No shares of Series D Preferred Stock were issued as of June 30, 2000. In August and September 2000 the Company sold 1,996,000 shares of its Series D Stock to accredited investors at $2.50 per share. Holders of the Series D Preferred Stock also received warrants to purchase 499,000 shares of common stock at an exercise price of $3.50, which were valued at $490,000 using the Black-Scholes Model. In conjunction with this transaction, the Company paid commissions and expenses of $467,880 and issued warrants to purchase 183,600 shares of common stock to the selling agents, which were valued at $211,000 using the Black-Scholes model.

Beneficial conversion feature: In conjunction with the issuance of the Series B, C, and D convertible Preferred Stock, the Company recognized a beneficial conversion feature. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible. The beneficial conversion feature was allocated to additional-paid-in capital and since the stock was immediately convertible, the preferred stock was accreted to its redemption value in a manner similar to a dividend.

Note 7.  Stock Options and Warrants

Options--employee grants: The Company and its subsidiary regularly grant options to employees, some of which are granted under the Company's 1998 Stock Option Plan (the Plan). The Plan may grant options for up to 4,000,000 shares, of which 2,482,018 were outstanding at June 30, 2000. If any of the options granted under the Plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. The options granted will have a maximum term of ten years and an exercise price not less than the market price on the date of grant. Vesting of options granted to employees is determined on a discretionary basis. One-third of the options granted to directors are exercisable immediately, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended June 30, 2000 and 1999.

Options and warrants--nonemployee grants: The Company and its subsidiary also grant options and warrants to nonemployees for goods, services, and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Options and warrants--pro forma information: Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the grant date fair values of awards, reported net loss attributable to common stockholders and net loss per common share would have been increased to the pro forma amounts shown below:

                                                                         June 30
                                                                2000               1999
                                                               ------------       ------------
Net loss attributable to common stockholders, as reported      $ (9,175,968)      $ (4,667,236)
Net loss attributable to common stockholders, pro forma          (9,661,526)        (5,073,371)
Net loss per basic and diluted common share, as reported              (2.12)             (1.75)
Net loss per basic and diluted common share, pro forma                (2.23)             (1.90)

Note 7.       Stock Options and Warrants (Continued)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards generally are made each year. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:

                                                            June 30
                                                     2000               1999
                                                   -------             ------
Expected dividend yield                             $ --               $ --
Expected stock price volatility                      67.2%              68.7%
Risk-free interest rate                               6.0%               6.0%
Expected life of options (years)                        3                  3

Transactions involving stock options and warrants are summarized as follows:

                                                              Weighted-
                                                Stock     Average Exercise
                              Warrants         Options     Price Per Share
--------------------------------------------------------------------------------
Balance, June 30, 1996         602,505          186,250       $   5.40
  Granted                      172,140           56,175           8.60
  Exercised                    (22,750)         (16,000)          4.60
  Expired                      (12,500)         (10,916)          9.60
                            ------------------------------------------
Balance, June 30, 1997         739,395          215,509           6.20
  Granted                    2,120,148          521,000           3.30
  Expired                     (187,828)        (243,009)          7.26
                            ------------------------------------------
Balance, June 30, 1998       2,671,715          493,500           3.58
  Granted                    2,156,766        1,650,604           1.10
  Exercised                    (22,500)            --             2.50
  Expired                         --            (50,140)          3.47
                            ------------------------------------------
Balance, June 30, 1999       4,805,981        2,093,964           1.59
  Granted                      672,700        1,219,845           1.88
  Exercised                   (586,091)          (9,201)          1.26
  Expired                   (1,550,291)         (26,291)          1.58
                            ------------------------------------------
Balance, June 30, 2000       3,342,299        3,278,317       $   1.67
                            ==========================================

The fair value of warrants granted during 2000 and 1999 was $1.19 and $0.27 per warrant, respectively.

The fair value of stock options granted for goods and services during 2000 and 1999 was $0.63 and $0.34 per equity instrument, respectively.

Note 7.       Stock Options and Warrants (Continued)

The following tables summarize information about stock options and warrants outstanding as of June 30, 2000:

                        OPTIONS AND WARRANTS OUTSTANDING

                                            Weighted-
                                             Average
                      Number of             Remaining          Weighted-
Range of                Units              Contractual          Average
Exercise Price       Outstanding           Life - Years      Exercise Price
--------------------------------------------------------------------------------
$0.75                 1,740,232                3.1             $ 0.75
$1.00-$1.32           2,311,781                3.7               1.11
$1.50                   851,000                3.9               1.50
$1.63 - $2.78           806,616                4.4               2.47
$3.00 - $3.06           373,500                2.8               3.00
$3.38 - $4.38           148,873                4.7               3.57
$5.00                   353,739                0.3               5.00
$12.00                    5,000                0.8              12.00
$14.40                   29,875                0.8              14.40
                      ==========                              ========
                      6,620,616                                $ 1.67
                      ==========                              ========

                        OPTIONS AND WARRANTS EXERCISABLE

                                            Number of          Weighted-
                                              Units             Average
                                           Exercisable       Exercise Price
---------------------------------------------------------------------------
$0.75                                       1,707,316             $ 0.75
$1.00-$1.32                                 2,203,240               1.11
$1.50                                         627,338               1.50
$1.63 - $2.78                                 374,958               2.48
$3.00 - $3.06                                 368,750               3.00
$3.38 - $4.38                                  73,338               3.47
$5.00                                         353,739               5.00
$12.00                                          5,000              12.00
$14.40                                         29,875              14.40
                                   ======================================
                                            5,743,554             $ 1.60
                                   ======================================


The number of options and warrants exercisable at June 30, 1999 was 5,983,401 with a weighted-average exercise price of $1.65.

Note 7.       Stock Options and Warrants (Continued)

The Company sold the following warrants to purchase shares of common stock to accredited investors.

                      Number of        Exercise      Expiration          Selling
Date                   Shares           Price           Date              Price
--------------------------------------------------------------------------------
September 1999         175,000          $ 1.25    September 9, 2004     $ 10,000
November 1999           75,000            1.06    November 16, 2004       15,000

Note 8.  Income Taxes

The Company's income tax expense consisted solely of a franchise tax in Italy during the year ended December 31, 1992, since the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $20,424,000 in operating loss carryforwards and $627,000 in research and development credits at June 30, 2000, which may be used to offset otherwise future taxable income. These carryforwards are subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. At June 30, 2000, the annual net operating loss carryforward limitation due to Section 382 was approximately $200,000 per year, which reduced the carryforward by $2,800,000. Further changes of control, including those discussed in Note 6, may result in additional limitations and expiration of additional amounts of the net operating loss carryforwards. Usage of the net operating loss carryforwards is also dependent upon the Company attaining profitable operations in the future.

Loss carryforwards and credits for tax purposes, reduced by the Section 382 limitation discussed above, as of June 30, 2000, have the following expiration dates:

                                  Net            Research and
Expiration                     Operating         Development
Date                             Loss             Credits
------------------------------------------------------------
2006                            $ 241,000                $ -
2007                            1,115,000                  -
2008                              827,000             20,000
2009                              849,000             26,000
2010                                    -             45,000
2011                            2,193,000                  -
2012                            3,738,000            117,000
2013                            2,957,000            108,000
2019                            3,397,000            108,000
2020                            5,107,000            203,000
                              ------------------------------
                              $20,424,000          $ 627,000
                              ==============================

The tax effects of principal temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:


                                                           June 30
                                                        2000            1999
                                                    ---------------------------
Deferred tax assets:
Loss carryforwards                                  $ 6,944,000     $ 5,208,000
Royalties                                                     -          26,000
Research and development credits and deductions         832,000         629,000
Guarantee of Spectrum Diagnostics, Inc. debt            115,000         115,000
Compensation expense                                    324,000         295,000
Other accruals                                           47,000          35,000
                                                    ---------------------------
                                                      8,262,000       6,308,000

Valuation allowance for deferred tax assets          (8,262,000)     (6,308,000)
                                                    ---------------------------
Net deferred tax assets                                     $ -             $ -
                                                    ===========================


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2000 and 1999, due to the valuation allowance recorded against deferred tax assets.

Note 9.  Segments

The Company has two reportable segments: Quantech Ltd. (Quantech) and HTS BioSystems, Inc. (HTS). Quantech is completing development of a system that is expected to run tests for a number of different medical conditions utilizing their proprietary technology, surface plasmon resonance (SPR). HTS is focused on developing and marketing the non-medical use of the SPR technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                      Quantech         HTS            Total
------------------------------------------------------------------------------
Net Sales                            $ 150,000         $ -          $ 150,000
Interest Income                         12,990         14,572          27,562
Interest Expense                        42,509              -          42,509
Depreciation and amortization          423,728            519         424,247
Segment loss                        (5,568,494)      (454,359)     (6,022,853)
Total assets                         3,373,398      1,272,930       4,646,328
                               ===============================================


No segment information is presented for the year ended June 30, 1999 as HTS was not formed until December 1999.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                    Age       Position

         Robert Case             56        Chief Executive Officer and Director

         Gregory G. Freitag      38        Chief Financial Officer, Chief
                                           Operating Officer and Director

         Thomas Witty            53        Executive Vice President Research and
                                           Development

         Robert Case has been Chief Executive Officer of Quantech since June 1997 and a director of Quantech since October 1996. He founded Case + Associates, Inc. in 1978 and has been its President since such time. Case + Associates is a leading consultant in the research, design, development, and engineering of medical products. Its consulting activities include work for major multi-national, as well as development stage medical companies, in the design of products from diagnostic instrumentation and implantable devices to surgical instruments. He has served as Chairman of the Industrial Designers Society of America, and was a member of its national board of directors. Mr. Case has also been a longtime member of the Biomedical Marketing Association. In addition, Mr. Case conducts both U.S. and European seminars in product definition and development for Frost & Sullivan, the Society of Plastics Engineers, the Society for the Advancement of Medical Packaging Institute, and Northwestern University. His educational background includes product design, engineering, and marketing at Syracuse University, the Illinois Institute of Technology, and DePaul University. Mr. Case is also a director of HTS.

         Gregory G. Freitag has been Chief Operating Officer of Quantech since June 1997 and Chief Financial Officer and Secretary of Quantech since December 1995. From 1987 until joining Quantech, Mr. Freitag was a lawyer with the Minneapolis, Minnesota law firm of Fredrikson & Byron, P.A. As a stockholder with Fredrikson & Byron he practiced in the corporate, securities and merger and acquisition areas of law. Mr. Freitag has his J.D. and CPA, has served on securities advisory committees to the Minnesota Commissioner of Commerce, was included in the Minnesota Business Guide to Law & Leading Attorneys, and received from City Business its "40 under 40" award recognizing Mr. Freitag as one of the Twin Cities' next generation of business and community leaders. Mr. Freitag is also President and a director of HTS.

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

         The information required by Item 9 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Executive Management" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Executive Compensation -- Certain Transactions" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended June 30, 2000.

                                   SIGNATURES

                  In accordance with the requirements of Section 13 of the Se curities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                              QUANTECH LTD.
                                                              ("Registrant")


Dated: September 28, 2000                            By:   /s/ Robert Case
                                                           Robert Case,
                                                           CEO

         In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints ROBERT CASE and GREGORY G. FREITAG as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in per son, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              Signature                                      Title                                  Date
 /s/ Robert Case                        Chief Executive Officer, and Director             September 28, 2000
Robert Case                             (Principal Executive Officer)

 /s/ Gregory G. Freitag                 Chief Financial Officer, COO, Secretary and       September 28, 2000
Gregory G. Freitag                      Treasurer (Chief Financial and Accounting
                                        Officer)


 /s/ Robert W. Gaines, Jr., MD          Director                                          September 28, 2000
Robert W. Gaines, Jr., MD

 /s/ James F. Lyons                     Chairman                                          September 28, 2000
James F. Lyons


 /s/ Richard W. Perkins                 Director                                          September 28, 2000
Richard W. Perkins


                                        Director                                          September   , 2000
Edward E. Strickland


                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 2000
                         Commission File Number: 0-19957


Exhibit                                            Description
Number

3.1      Articles of Incorporation of Quantech Ltd., as amended to date.

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

10.1* 1998 Stock Option Plan and Forms of Incentive and Nonqualified Stock Option Agreements used in connection therewith as amended to date (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-KSB for the year ended June 30, 1999).

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

10.8 Research and Development Servies Agreement, dated November 13, 1998, with Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on November 23, 1998, File No. 0-19957).

10.9* Employment agreement with Thomas R. Witty, Ph.D (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2; Reg No. 333-70487).

10.10 Lease agreement for space at 815 Northwest Parkway, Eagan MN 55121 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended December 31, 1999.)

21 Subsidiary of the Registrant: HTS BioSystems, Inc., a Minnesota corporation.

23       Accountant's Consent

24       Power of Attorney (included on signature page)

27       Financial Data Schedule

*  Management contract or compensatory plan or arrangement.