Form 10QSB
period 2000-09-30
QUANTECH LTD /MN/
filed 2000-11-14
CIK 880354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                    Commission File Number:
September 30, 2000                                          0 - 19957

                                  Quantech Ltd.
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                          41-1709417
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         identification No.)

                        815 Northwest Parkway, Suite 100
                                 Eagan, MN 55121
               (Address of principal executive offices) (Zip code)

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

                      YES     X                   NO ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,418,987 shares of Common Stock, no par value, as of November 7, 2000.

         Transitional Small Business Disclosure Format:  YES ___   NO  X

Index

PART I.    FINANCIAL INFORMATION                                      Page No.

   Item 1:     Financial Statements:

        Balance Sheets as of September 30, 2000 and June 30, 2000        3

        Statements of Operations for the Three Months
        Ended September 30, 2000 and 1999 and from inception to
        September 30, 2000                                               4

        Statement of Stockholders' Equity from inception
        to September 30, 2000                                            5

        Statements of Cash Flows for the Three Months ended
        September 30, 2000 and 1999 and from inception to
        September 30, 2000                                               7

        Notes to Financial Statements                                    8

   Item 2:      Management's Discussion and Analysis or Plan of
                Operation                                               10

PART II.    OTHER INFORMATION                                           14

                                           QUANTECH LTD.
                                   (A Development Stage Company)
                                            BALANCE SHEET

                                                                   (Unaudited)
                                                                  September 30,          June 30,
                                                                      2000                 2000
                                                                  --------------       --------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $      2,936,925      $     1,328,797
  8% demand note receivable from officer                                145,597              141,000
  Prepaid expenses                                                       49,694               44,261
                                                                  --------------       --------------
Total current assets                                                  3,132,216            1,514,058
                                                                  --------------       --------------

PROPERTY AND EQUIPMENT
  Equipment                                                           1,565,282            1,193,898
  Leasehold improvements                                                 39,960               28,634
                                                                  --------------       --------------
                                                                      1,605,242            1,222,532
   Less accumulated depreciation                                       (311,659)            (278,088)
                                                                  --------------       --------------
Total equipment                                                       1,293,583              944,444
                                                                  --------------       --------------

OTHER ASSETS
  License agreement, at cost, less amortization                       2,000,895            2,082,553
  Patents                                                                60,480               25,816
  Deposits                                                               99,994               79,457
                                                                  --------------       --------------
Total other assets                                                    2,161,369            2,187,826
                                                                  --------------       --------------

TOTAL  ASSETS                                                  $      6,587,168      $     4,646,328
                                                                  ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                              $              -      $       750,000
  Current portion of long-term debt                                      60,955               57,770
  Accounts payable                                                      626,993              614,592
  Accrued expenses:
    Interest                                                                  -                3,750
    Payroll and vacation                                                138,763              138,763
                                                                  --------------       --------------
Total current liabilities                                               826,711            1,564,875
                                                                  --------------       --------------

LONG TERM LIABILITIES
  Long term debt, net of current portion                                 29,522               46,009

MINORITY INTEREST IN SUBSIDIARY                                         290,442              339,685

REDEEMABLE PREFERRED STOCK                                            4,602,913            4,495,245

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Preferred Stock, no par value; authorized 2,719,667 shares; outstanding 2,719,667 shares and 2,744,667 shares at
   September 30, 2000 and June 30, 2000 respectively                  1,851,573            1,874,073
  Series C Preferred Stock, no par value; authorized 1,000,000 shares; outstanding 1,000,000 shares and 1,000,000 shares at
   September 30, 2000 and June 30, 2000 respectively                    973,100              973,100
  Series D Preferred Stock, no par value; authorized 2,500,000 shares; outstanding 1,996,000 shares and 0 shares at
   September 30, 2000 and June 30, 2000 respectively                  3,941,299
  Common stock, no par value; authorized 51,567,267
   shares; outstanding 6,243,524 shares and 6,204,416 shares
   September 30, 2000 and June 30, 2000 respectively                 19,992,846           19,959,765
  Subscriptions receivable                                              (20,000)             (20,000)
  Additional paid-in capital                                          9,958,982            7,313,828
  Deficit accumulated during the development stage                  (35,860,220)         (31,900,252)
                                                                  --------------       --------------
Total stockholders' equity (deficit)                                    837,580           (1,799,486)
                                                                  --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $      6,587,168      $     4,646,328
                                                                  ==============       ==============

                                  QUANTECH LTD.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - UNAUDITED

                                                                                                Period From
                                                                                               September 30,
                                                         Three Months       Three Months       1991 (Date of
                                                             Ended              Ended          Inception), to
                                                         September 30,      September 30,      September 30,
                                                             2000               1999               2000
                                                         ------------       ------------       ------------
Net Sales                                                $     40,000       $       --         $    190,000

Expenses:
  General and administrative                                  634,735            332,153         12,840,818
  Marketing                                                   197,153            269,182          1,682,298
  Research and development                                  1,370,643            591,454         12,710,026
  Minimum royalty expense                                        --               37,500          1,300,000
  Minority interest                                           (82,993)              --             (205,670)
  Other                                                          --                 --              488,978
                                                         ------------       ------------       ------------
Total expenses                                              2,119,538          1,230,289         28,816,450
                                                         ------------       ------------       ------------

Loss from operations                                       (2,079,538)        (1,230,289)       (28,626,450)

Other:
  Interest income                                              28,949              1,383            241,613
  Interest expense                                            (19,226)            (9,608)        (2,012,100)
                                                         ------------       ------------       ------------
Loss before income taxes                                   (2,069,815)        (1,238,514)       (30,396,937)

Income taxes                                                     --                 --               42,595
                                                         ------------       ------------       ------------
Net loss                                                 $ (2,069,815)      $ (1,238,514)      $(30,439,532)
                                                         ============       ============       ============

Net loss attributable to common shareholders:
   Net loss                                              $ (2,069,815)      $ (1,238,514)
   Preferred stock accretion                                 (118,249)          (127,471)
   Beneficial conversion feature of preferred stock        (1,771,904)              --
                                                         ------------       ------------
Net loss attributable to common shareholders             $ (3,959,968)      $ (1,365,985)
                                                         ============       ============

Loss per basic and diluted common share                  $      (0.64)      $      (0.47)
Weighted average common shares
  outstanding                                               6,219,867          2,922,126

                                  QUANTECH LTD
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    Period From September 30, 1991 (date of Inception), to September 30, 2000



                                         Series B         Series C         Series D
                                     Preferred Stock   Preferred Stock   Preferred Stock    Common Stock
                                     Shares   Amount   Shares   Amount   Shares   Amount   Shares  Amount
-------------------------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991                                                        160,000 $3,154,574
 Common stock issued, November 1991                                                        30,000   $611,746
 Common stock issuance costs
 Cumulative translation adjustment
 Common stock issued, September 1992                                                       35,000   $699,033
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                0        $0    0        $0      0          $0   225,000 $4,465,353
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                                                          8,000     $1,600
 Common stock issued, April 1993                                                            1,500       $300
 Change in common stock par
    value resulting from merger                                                                  ($4,420,353)
 Repayments
-------------------------------------------------------------------------------------------------------------
Balance,June 30, 1993                     0        $0    0        $0      0          $0   234,500    $46,900
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                    0        $0     0       $0      0          $0   234,500    $46,900
 Net loss
 Common stock issued, June 1995                                                           107,500    $21,500
 Warrants issued for services
-------------------------------------------------------------------------------------------------------------
Balance June 30, 1995                     0        $0     0       $0      0          $0   342,000    $68,400
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                                                            308,000    $61,600
    August, 1995                                                                           35,880     $7,176
    September, 1995                                                                       690,364   $138,073
    November, 1995                                                                         94,892    $18,978
    December, 1995                                                                        560,857   $112,172
    May, 1996                                                                             313,750    $62,750
    June, 1996                                                                                252        $51
 Payments received on
    subscription receivable                                                                  (960)      (192)
 Compensation expense recorded
    on stock options
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                    0        $0     0       $0      0          $0 2,345,035   $469,008
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996                                                                            500       $100
    October 1996                                                                            8,500     $1,700
    November 1996                                                                             750       $150
    December 1996                                                                          13,500     $2,700
    January 1997                                                                            1,000       $200
    February 1997                                                                           7,500     $1,500
    March 1997                                                                              7,000     $1,400
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997                                                            18,250     $3,650
 Warrants issued with notes payable
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                    0        $0     0       $0      0          $0 2,402,035   $480,408
 Net Loss
 Conversion of common stock from par value
    to no par value                                                                              $15,392,446
 Common stock issued for license agreement:
    September 1997                                                                        150,000   $390,000
 Common stock issued for equipment and
    services received: March 1998                                                          13,078    $45,584
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split                                                                       (73)
-------------------------------------------------------------------------------------------------------------
(Table continued)

(Table continued)

                                                                    Deficit
                                                                 Accumulated
                                                  Additional       During the      Sub-      Paid for    Due     Cumulative
                                                    Paid-In        Development   scriptions     Not     From     Translation
                                                    Capital           Stage      Receivable   Issued   Officers  Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                           ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991                 $1,788,254
 Common stock issuance costs                         ($889,849)
 Cumulative translation adjustment                                                                                $387,754
 Common stock issued, September 1992                  $875,967                    ($53,689)
 Common stock issuance costs                         ($312,755)
 Common stock to be issued                                                                   $120,000
 Cumulative translation adjustment                                                                               ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                       ($178,655)
 Officers advances, net                                                                                ($27,433)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                          $1,461,617    ($3,475,608)    ($53,689)  $120,000  ($27,433)        $0
 Net loss                                                           ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                    $118,400                              ($120,000)
 Common stock issued, April 1993                       $11,700
 Change in common stock par
    value resulting from merger                     $4,420,353
 Repayments                                                                                              $5,137
---------------------------------------------------------------------------------------------------------------------------
Balance,June 30, 1993                               $6,012,070    ($4,471,697)    ($53,689)        $0  ($22,296)        $0
 Net loss                                                         ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                        $30,000
 Repayments                                                                        $53,689              $22,296
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                              $6,012,070    ($6,015,585)          $0    $30,000        $0         $0
 Net loss                                                         ($2,070,292)
 Common stock issued, June 1995                       $276,068                    ($20,000)  ($30,000)
 Warrants issued for services                          $40,200
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1995                               $6,328,338    ($8,085,877)    ($20,000)        $0        $0         $0
 Net loss                                                         ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                      $1,304,450
    August, 1995                                      $161,460
    September, 1995                                 $2,370,389
    November, 1995                                    $425,482
    December, 1995                                  $1,292,473
    May, 1996                                       $3,300,422
    June, 1996                                          $3,650
 Payments received on
    subscription receivable                           ($14,808)                    $20,000
 Compensation expense recorded
    on stock options                                  $125,000
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                             $15,296,856    ($10,482,840)          $0         $0        $0         $0
 Net loss                                                          ($3,925,460)
 Stock offering costs                                 ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                      $2,400
    October 1996                                       $40,800
    November 1996                                       $3,600
    December 1996                                      $64,800                     ($57,500)
    January 1997                                        $4,800
    February 1997                                      $17,250
    March 1997                                         $33,600
 Payments received on
    subscription receivable                                                         $57,500
 Compensation expense recorded
    on stock options                                   $48,000
 Common stock issued, June 1997                       $105,850
 Warrants issued with notes payable                       $371
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                             $15,606,017    ($14,408,300)          $0          $0        $0         $0
 Net Loss                                                          ($3,648,748)
 Conversion of common stock from par value
    to no par value                               ($15,392,446)
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998                                         $15,215
    April 1998                                            $500
 Warrants issued with notes payable                       $939
 Amount attributable to value of debt
    conversion feature                                $988,444
 Warrants issued for license agreement
    December 1997                                     $230,000
 Compensation expense recorded
    on stock options                                   $28,000
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
----------------------------------------------------------------------------------------------------------------------------



                                                 Series B           Series C           Series D
                                             Preferred Stock     Preferred Stock     Preferred Stock      Common Stock
                                             Shares   Amount     Shares   Amount     Shares   Amount     Shares  Amount
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                          0        $0                                               2,565,040  $16,308,438
 Net Loss
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998                                                                                                 2,000       $7,060
    September 1998                                                                                            3,400      $12,002
    October 1998                                                                                             25,000      $18,750
 Common stock issued upon exercise of
    warrant: August 1998                                                                                      2,045       $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                                                                                 5,714      $20,000
    August 1998                                                                                               9,196      $27,589
    September 1998                                                                                           12,557      $11,318
    December 1998                                                                                             6,078       $5,688
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options
 Common stock issued upon conversion
    of preferred stock:
     November 1998                                                                                           74,052      $55,539
     January 1999                                                                                            15,952      $11,964
     March 1999                                                                                                 500         $375
     April 1999                                                                                              20,000      $15,000
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999                            623,334  $891,500
 Accrete to redemption value on
    Series A Preferred Stock
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                   623,334  $891,500             0         $0         0        $0   2,741,534  $16,498,837
 Net Loss
 Series B Preferred Stock issued:
    July 1999                            216,666  $291,829
    August 1999                           86,667  $116,989
    September 1999                        16,667   $22,500
    October 1999-adjust price to $1.00   471,666
    November 1999                        100,000  $100,000
    December 1999                        480,000  $472,500
    January 2000                         600,000  $425,500
    February 2000                      1,318,000  $732,755
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000                                              1,000,000   $973,100
 Common stock issued: February 2000                                                                         125,000    $187,500
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                                                                                32,000     $24,000
    August 1999                          (33,333)  ($50,000)                                                179,121    $159,341
    September 1999                                                                                           80,852     $60,639
    October 1999                                                                                             50,000     $37,500
    December 1999                                                                                            13,252      $9,939
    January 2000                        (880,000) ($880,000)                                                890,000    $887,500
    February 2000                                                                                           866,664    $649,998
    March 2000                           (75,000)  ($72,500)                                                 89,000     $83,000
    April 2000                          (180,000) ($177,000)                                                226,880    $212,160
    May 2000                                                                                                 68,864     $51,648
   June 2000                                                                                                 42,824     $32,118
 Common stock issued upon exercise
    of warrants:
    September 1999                                                                                          454,545    $500,000
    February 2000                                                                                            24,256     $18,192
    March 2000                                                                                               60,263    $147,835
    May 2000                                                                                                 39,708     $67,318
   June 2000                                                                                                  7,321      $7,553
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise
    of options:
    January 2000                                                                                             2,000       $2,750
    February 2000                                                                                              200         $226
   June 2000                                                                                                 7,001       $8,751
 Common stock issued for equipment and
    services received:
    January 2000                                                                                             2,275       $2,276
    February 2000                                                                                          200,856     $310,684
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                  2,744,667 $1,874,073   1,000,000    $973,100         0        $0  6,204,416  $19,959,765
 Net Loss
 Series D Preferred Stock issued:
    August 2000                                                                     1,462,400 $2,817,482
    September 2000                                                                    533,600 $1,123,817
 Common stock issued upon conversion
    of preferred stock:
    August 2000                                                                                             14,108      $10,581
    September 2000                       (25,000)  ($22,500)                                                25,000      $22,500
 Warrants issued:
    August 2000
    September 2000
 Subsidiary stock issued
 Beneficial conversion expense on
    Preferred Stock
 Accrete to redemption value on
    Series A Preferred Stock
-------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000             2,719,667 $1,851,573   1,000,000    $973,100 1,996,000 $3,941,299 6,243,524  $19,992,846

(Table continued)
(Table continued)

                                                                    Deficit
                                                                 Accumulated
                                                  Additional       During the      Sub-      Paid for    Due     Cumulative
                                                    Paid-In        Development   scriptions     Not     From     Translation
                                                    Capital           Stage      Receivable   Issued   Officers  Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                              $1,476,669   ($18,057,048)          $0         $0        $0          $0
 Net Loss                                                         ($4,289,816)
 Warrants issued with notes payable                        $76
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998                                       $42,000
 Compensation expense recorded
    on stock options                                   $43,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998                                    $781,000
 Series B Preferred Stock issued:
    June 1999                                                                     ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                                        ($377,420)
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                              $2,342,745   ($22,724,284     ($60,000)        $0        $0          $0
 Net Loss                                                         ($6,022,853)
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999-adjust price to $1.00
    November 1999
    December 1999                                                                 ($20,000)
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock                                 $2,742,670    ($2,742,670)
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                                ($4,500)
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
    January 2000
    February 2000
    March 2000
    April 2000
    May 2000
   June 2000
 Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999                                     $10,000                    ($10,000)
    November 1999                                      $15,000                    ($15,000)
    January 2000                                      $152,000
    February 2000                                     $469,000
    March 2000                                             $25
 Common stock issued upon exercise
    of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options                                  $332,300
 Subsidiary stock issued                            $1,250,088
 Payment received on
    subscriptions receivable                                                       $89,500
 Accrete to redemption value on
    Series A Preferred Stock                                        ($410,445)
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                               $7,313,828   ($31,900,252)    ($20,000)        $0        $0          $0
 Net Loss                                                         ($2,069,815)
 Series D Preferred Stock issued:
    August 2000
    September 2000
 Common stock issued upon conversion
    of preferred stock:
    August 2000
    September 2000
 Warrants issued:
    August 2000                                       $576,000
    September 2000                                    $206,000
 Subsidiary stock issued                               $91,250
 Beneficial conversion expense on
    Preferred Stock                                 $1,771,904    ($1,771,904)
 Accrete to redemption value on
    Series A Preferred Stock                                        ($118,249)
---------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                          $9,958,982   ($35,860,220)    ($20,000)        $0        $0          $0

                                  QUANTECH LTD
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                      Period From
                                                                                                      September 30,
                                                                Three Months       Three Months      1991 (Date of
                                                                   Ended              Ended           Inception), to
                                                               September 30,       September 30,      September 30,
                                                                    2000               1999              2000
                                                                -----------       ------------       ------------
Cash Flows From Operating Activities
 Net Loss                                                      $ (2,069,815)      $ (1,238,514)      $(30,439,532)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                     --                 --             (178,655)
  Depreciation                                                       33,570             20,182            452,300
  Amortization                                                       81,659            110,408          2,587,796
  Noncash compensation, services and interest                          --                 --            4,019,205
  Minority interest                                                 (82,993)              --              256,692
  Other                                                                --                 --              623,650
  Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                           (5,433)              (315)            91,898
    Increase (decrease) in accounts payable                          12,401            231,656            363,425
    Increase (decrease) in accrued expenses                          (3,750)            37,500            412,887
                                                                -----------       ------------       ------------
     Net cash used in operating activities                       (2,034,361)          (839,083)       (21,810,334)
                                                                -----------       ------------       ------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                (382,710)           (31,766)        (1,367,996)
 Proceeds on disposition of property                                   --                 --               37,375
 Patent expenses                                                    (34,664)              --              (62,019)
 Organization expenses                                                 --                 --              (97,547)
 Deposits                                                           (20,537)              --              (99,994)
 Officer advances, net                                                 --                 --             (109,462)
 Note receivable from officer                                        (4,597)              --             (145,597)
 Purchase of investment                                                --                 --             (225,000)
 Purchase of license agreement                                         --                 --           (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                --                 --             (320,297)
 Prepaid securities issuance costs                                     --                 --             (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                        --                 --           (1,204,500)
                                                                -----------       ------------       ------------
   Net cash used in investing activities                           (442,508)           (31,766)        (5,646,680)
                                                                -----------       ------------       ------------

Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                --                 --            1,523,909
 Net proceeds from the sale of Series B Preferred Stock                --              431,318          2,993,573
 Net proceeds from the sale of Series C Preferred Stock                --                 --              973,100
 Net proceeds from the sale of Series D Preferred Stock           3,941,299               --            3,941,299
 Net proceeds from the sale of common stock and warrants            782,000            500,000         14,602,922
 Net proceeds from the sale of common stock of subsidiary           125,000              4,000          1,375,088
 Proceeds from debt obligations                                        --                 --            6,051,085
 Payments received on stock subscriptions receivable                   --                 --               45,000
 Payments on debt obligations                                      (763,302)              --           (1,315,279)
                                                                -----------       ------------       ------------
  Net cash provided by financing activities                       4,084,997            935,318         30,190,697
                                                                -----------       ------------       ------------
Effect of Exchange Rate Changes on Cash                                --                 --              203,242
                                                                -----------       ------------       ------------
   Net increase in cash                                           1,608,128             64,469          2,936,925

Cash and Cash Equivalents
 Beginning                                                        1,328,797            436,223               --
                                                                -----------       ------------       ------------
 Ending                                                        $  2,936,925       $    500,692       $  2,936,925
                                                                ===========       ============       ============

                                  QUANTECH LTD.
                         ( A Development Stage Company )

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION
In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of September 30, 2000 and the results of operations and its cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

Note 3. CONVERTIBLE PREFERRED STOCK

On October 2, 2000, Quantech closed on a private equity offering greater than $5 million causing all of its Series A redeemable, B, C and D preferred stock outstanding on September 30, 2000 to automatically convert into common shares.

Note 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. ("HTS") of which Quantech currently has 73% ownership. HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and Applied Biosystems (NYSE:PEB). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available next year.

Note 5. BENEFICIAL CONVERSION FEATURE EXPENSE

Quantech's earnings per share figure for the quarter ended September 30, 2000 reflects large non-cash charges primarily from beneficial conversion feature resulting from equity sales of units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on net loss or cash flow.

Note 6. SEGMENTS

The Company has two reportable segments: Quantech Ltd. (Quantech) and HTS Biosystems, Inc. (HTS). Quantech is completing development of a system for the hospital emergency department that is expected to run tests for a number of different medical conditions utilizing its proprietary technology, surface plasmon resonance (SPR). HTS is focused on developing and marketing SPR and other technologies for use in functional genomics, proteomics and drug discovery. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                 Quantech           HTS               Total
-----------------------------------------      -----------       -----------       -----------
Net Sales                                      $         0       $    40,000       $    40,000
Interest Income                                      8,108            20,841            28,949
Interest Expense                                    19,226                 0            19,226
Depreciation and amortization                      113,683             1,546           115,229
Segment loss                                    (1,762,435)         (307,380)       (2,069,815)
Total assets                                   $ 5,486,893       $ 1,100,275       $ 6,587,168
-----------------------------------------      -----------       -----------       -----------

No segment information is presented for the quarter ended September 30, 1999 as HTS as not formed until December 1999.

Note 7. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company adopted SAB No. 101 in the first quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have an effect on the Company's financial statements.

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

History

         Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the FasTraQTM. The FasTraQ consists of an instrument that sits on the top of a counter or cart and reads PrePaQTM disposable test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain a number of different medical tests such as those for a heart attack or pregnancy. Hand-held communication devices called ReaLinQTM communicators provide real time test results directly from the FasTraQ instrument to the medical staff members treating a patient.

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

         Quantech also owns 73% of HTS Biosystems, Inc. ("HTS"). HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and Applied Biosystems, Inc. (NYSE:PEB). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available next year.

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

Results of Operations

         Quantech has incurred a net loss of $30,439,532 from September 30, 1991 (date of inception) through September 30, 2000 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology, and $1,300,000 of minimum royalties have been paid on the license.

         Net sales increased to $40,000 for the three months ended September 30, 2000 from $0 for the same period in 1999 due to the sale of an evaluation system.

         General and administration expenses increased to $634,735 for the three months ended September 30, 2000 from $332,153 for the same period in 1999 primarily due to expenses associated with financing activities, HTS start-up costs and spending related to company expansion. We expect general and administrative expenses to increase in the future as Quantech and HTS complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

         Marketing expenses decreased to $197,153 for the three months ended September 30, 2000 from $269,182 for the same period in 1999 due to lower market research expenses. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs increased to $1,370,643 for the three months ended September 30, 2000 from $591,454 for the same period in 1999 primarily due to increased internal and outside development work at Quantech, and the initial development work at HTS. We expect R&D spending to significantly increase as Quantech and HTS complete the commercial development of their systems and begin to establish higher volume manufacturing capabilities.

         Minimum royalty expense decreased to $0 for the three months ended September 30, 2000 compared to $37,500 for the same period in 1999 due to the final minimum royalty payment made in January 2000. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2 - License Agreement).

         Interest income increased to $28,949 for the three months ended September 30, 2000 compared to $1,383 for the same period in 1999 as a result of more cash on hand from the proceeds of offerings for Quantech and HTS Biosystems.

         Interest expense increased to $19,226 for the three months ended September 30, 2000 from $9,608 during the same period in 1999 as a result of higher debt. Interest expense is expected to be lower for the remainder of the fiscal year as Quantech does not anticipate any debt other than $125,000 of capital lease obligations.

         For the three months ended September 30, 2000 Quantech had losses of $2,069,815 as compared to $1,238,514 for the same period in 1999. The higher loss was primarily due to higher operating expenses, especially for research and development.

         Quantech's earnings per share figure for the quarter ended September 30, 2000 reflects $1,771,904 of non-cash charges resulting from equity sales of units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on cash flow.

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

Liquidity and Capital Resources

         From inception to September 30, 2000, Quantech has raised approximately $28,900,000 through a combination of public stock sales, private stock sales and debt obligations. In June 2000, Quantech began offering for sale units of its Series D convertible preferred stock to accredited investors. The units were priced at $10.00 per unit consisting of 4 shares of Series D preferred stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share. Each share of Series D stock was convertible into one share of common stock. During August through October 2000, Quantech raised net proceeds of $6,763,011 from the sale of 748,550 units. This offering triggered the conversion of all of Quantech's preferred stock into common stock subsequent to September 30, 2000. After such conversion, Quantech sold units priced at $10.00 per unit consisting of 4 shares of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share. During October 2000, Quantech raised net proceeds of $125,369 from the sale of 14,000 units.

         Quantech anticipates that its cash on hand will allow it to maintain operations through January, 2001. Additional financing of approximately $15 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and begin sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Quantech has terminated its limited lending arrangement with its bank and does not anticipate receiving any significant funding from commercial lenders. In addition, HTS Biosystems anticipates raising up to $15 million for its operations either through strategic partners or the sale of securities. An equity sale would result in a dilution of Quantech ownership of HTS.

         Quantech incurred capital expenditures of $382,710 in the three month period ended September 30, 2000 primarily for automated production equipment and office systems and equipment. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as Quantech and HTS Biosystems near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of November 7, 2000 Quantech had 18,417,987 shares of common stock outstanding.

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

         Quantech has not had any significant revenues to date. As of June 30, 2000 and September 30, 2000, we had accumulated deficits of $31,900,252 and $35,860,220, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2000, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

Other Factors

         As described in Quantech's Form 10-KSB for the year ended June 30, 2000 under Cautionary Statements, there are additional factors concerning the Company that should be considered including: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on the Company's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability and the limited market for the Company's shares.

PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        During August through October 2000, Quantech sold 748,550 units at $10.00 per unit (each unit consisting of 4 shares of Series D preferred stock and a warrant to purchase one share of common stock at $3.50 per share) to accredited investors. Each share of Series D preferred stock was convertible into one share of common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and accountable expenses in the aggregate amount of $722,489 to registered investment banks for acting as selling agents, and issued the investment banks warrants to purchase up to 283,420 shares of common stock as additional compensation. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During August through October 2000, Quantech issued 10,865,092 shares of common stock pursuant to conversion of preferred stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

        During October 2000, Quantech sold 14,000 units at $10.00 per unit (each unit consisting of 4 shares of common stock and a warrant to purchase one share of common stock at $3.50 per share) to accredited investors. The sale of such shares was deemed to be exempt from registration under
        Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and accountable expenses in the aggregate amount of $14,631 to a registered investment bank for acting as selling agent, and issued the investment bank a warrant to purchase up to 5,600 shares of common stock as additional compensation. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

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

                                         QUANTECH LTD

                                         /s/ Robert Case
                                         Robert Case
                                         Chief Executive Officer

                                         /s/ Gregory G. Freitag
                                         Gregory G. Freitag
                                         Chief Operating Officer and
Date: November 14, 2000                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                               September 30, 2000


Exhibit Number                     Description
--------------      ---------------------------------------------------------

        27          Financial Data Schedule (filed in electronic format only)