Form 10QSB
period 2000-12-31
QUANTECH LTD /MN/
filed 2001-02-12
CIK 880354

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2000	Commission File Number: 0 - 19957

Quantech Ltd.
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1709417 (I.R.S. Employer identification No.)

815 Northwest Parkway, Suite 100
Eagan, MN 55121
(Address of principal executive offices) (Zip code)

(651)-647-6370
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,648,112 shares of Common Stock, no par value, as of February 6, 2001.

    Transitional Small Business Disclosure Format: YES / /  NO /x/

QUANTECH LTD.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2000	June 30, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,022,888	$1,328,797
8% demand note receivable from officer	148,440	141,000
Prepaid expenses	50,109	44,261

Total current assets	2,221,437	1,514,058

PROPERTY AND EQUIPMENT
Equipment	1,912,364	1,193,898
Leasehold improvements	68,494	28,634

	1,980,858	1,222,532
Less accumulated depreciation	(350,109)	(278,088)

Total equipment	1,630,749	944,444

OTHER ASSETS
License agreement, at cost, less amortization	1,919,238	2,082,553
Patents	80,404	25,816
Deposits	100,919	79,457

Total other assets	2,100,561	2,187,826

TOTAL ASSETS	$5,952,747	$4,646,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Short term debt	$—	$750,000
Current portion of long-term debt	64,316	57,770
Accounts payable	706,319	614,592
Accrued expenses:
Interest	—	3,750
Payroll and vacation	138,763	138,763

Total current liabilities	909,398	1,564,875

LONG TERM LIABILITIES
Long term debt, net of current portion	12,127	46,009
MINORITY INTEREST IN SUBSIDIARY	143,282	339,685
REDEEMABLE PREFERRED STOCK (see note 3)	—	4,495,245
STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock (see note 3)	—	1,874,073
Series C Preferred Stock (see note 3)	—	973,100
Common stock, no par value; authorized 59,913,000 outstanding 18,648,112 shares and 6,204,416 shares December 31, 2000 and June 30, 2000 respectively	33,640,786	19,959,765
Subscriptions receivable	(181,000)	(20,000)
Additional paid-in capital	11,134,665	7,313,828
Deficit accumulated during the development stage	(39,706,511)	(31,900,252)

Total stockholders' equity (deficit)	4,887,940	(1,799,486)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,952,747	$4,646,328

QUANTECH LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Six Months Ended December 31, 2000	Six Months Ended December 31, 1999	Period From September 30, 1991 (Date of Inception), to December 31, 2000
Net Sales	$40,000	$—	$190,000

Expenses:
General and administrative	1,254,287	765,507	13,460,370
Marketing	475,796	558,709	1,960,941
Research and development	3,814,325	1,231,217	15,153,708
Minimum royalty expense	—	75,000	1,300,000
Other	—	—	488,978

Total expenses	5,544,408	2,630,433	32,363,997

Loss from operations	(5,504,408)	(2,630,433)	(32,173,997)
Other:
Interest income	80,869	1,810	293,533
Interest expense	(23,980)	(25,776)	(2,016,854)
Minority interest	230,153	—	352,830

Loss before income taxes	(5,217,366)	(2,654,399)	(33,544,488)
Income taxes	—	—	42,595

Net loss	$(5,217,366)	$(2,654,399)	$(33,587,083)

Net loss attributable to common shareholders:
Net loss	$(5,217,366)	$(2,654,399)
Preferred stock accretion	(118,249)	(263,103)
Beneficial conversion feature of preferred stock	(2,470,644)	(439,850)

Net loss attributable to common shareholders	$(7,806,259)	$(3,357,352)

Loss per basic and diluted common share	$(0.64)	$(1.04)
Weighted average common shares outstanding	12,233,548	3,228,137

QUANTECH LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended December 31, 2000	Three Months Ended December 31, 1999
Net Sales	$—	$—
Expenses:
General and administrative	619,552	433,354
Marketing	278,643	289,527
Research and development	2,443,682	639,763
Minimum royalty expense	—	37,500
Other	—	—

Total expenses	3,341,877	1,400,144

Loss from operations	(3,341,877)	(1,400,144)
Other:
Interest income	51,920	427
Interest expense	(4,754)	(16,168)
Minority interest	147,160	0

Loss before income taxes	(3,147,551)	(1,415,885)
Income taxes	—	—

Net loss	$(3,147,551)	$(1,415,885)

Net loss attributable to common shareholders:
Net loss	$(3,147,551)	$(1,415,885)
Preferred stock accretion	—	(135,632)
Beneficial conversion feature of preferred stock	(698,740)	(439,850)

Net loss attributable to common shareholders	$(3,846,291)	$(1,991,367)

Loss per basic and diluted common share	$(0.21)	$(0.46)
Weighted average common shares outstanding	18,223,573	4,335,846

QUANTECH LTD
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 30, 1991 (date of Inception), to December 31, 2000

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock					Deficit Accumulated During the Development Stage
							Common Stock
									Additional Paid-In Capital		Subscriptions Receivable	Paid for Not Issued	Due From Officers	Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Inception
Net Loss for 15 months										$(3,475,608)
Common stock transactions:
Common stock issued, October 1991							160,000	$3,154,574
Common stock issued, November 1991							30,000	$611,746	$1,788,254
Common stock issuance costs									$(889,849)
Cumulative translation adjustment														$387,754
Common stock issued, September 1992							35,000	$699,033	$875,967		$(53,689)
Common stock issuance costs									$(312,755)
Common stock to be issued												$120,000
Cumulative translation adjustment														$(209,099)
Elimination of cumulative translation adjustment														$(178,655)
Officers advances, net													$(27,433)

Balance, December 31, 1992	0	$0	0	$0	0	$0	225,000	$4,465,353	$1,461,617	$(3,475,608)	$(53,689)	$120,000	$(27,433)	$0
Net loss										$(996,089)
Common stock transactions:
Common stock issued, January 1993							8,000	$1,600	$118,400			$(120,000)
Common stock issued, April 1993							1,500	$300	$11,700
Change in common stock par value resulting from merger								$(4,420,353)	$4,420,353
Repayments													$5,137

Balance,June 30, 1993	0	$0	0	$0	0	$0	234,500	$46,900	$6,012,070	$(4,471,697)	$(53,689)	$0	$(22,296)	$0
Net loss										$(1,543,888)
240,000 shares of common stock to be issued												$30,000
Repayments											$53,689		$22,296

Balance, June 30, 1994	0	$0	0	$0	0	$0	234,500	$46,900	$6,012,070	$(6,015,585)	$0	$30,000	$0	$0
Net loss										$(2,070,292)
Common stock issued, June 1995							107,500	$21,500	$276,068		$(20,000)	$(30,000)
Warrants issued for services									$40,200

Balance June 30, 1995	0	$0	0	$0	0	$0	342,000	$68,400	$6,328,338	$(8,085,877)	$(20,000)	$0	$0	$0
Net loss										$(2,396,963)
Common stock issued, net of issuance costs of $848,877:
July, 1995							308,000	$61,600	$1,304,450
August, 1995							35,880	$7,176	$161,460
September, 1995							690,364	$138,073	$2,370,389
November, 1995							94,892	$18,978	$425,482
December, 1995							560,857	$112,172	$1,292,473
May, 1996							313,750	$62,750	$3,300,422
June, 1996							252	$51	$3,650
Payments received on subscription receivable							(960)	(192)	$(14,808)		$20,000
Compensation expense recorded on stock options									$125,000

Balance, June 30, 1996	0	$0	0	$0	0	$0	2,345,035	$469,008	$15,296,856	$(10,482,840)	$0	$0	$0	$0

QUANTECH LTD
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 30, 1991 (date of Inception), to December 31, 2000

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock					Deficit Accumulated During the Development Stage
							Common Stock
									Additional Paid-In Capital		Subscriptions Receivable	Paid for Not Issued	Due From Officers	Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss										$(3,925,460)
Stock offering costs									$(12,310)
Common stock issued upon exercise of options and warrants
September 1996							500	$100	$2,400
October 1996							8,500	$1,700	$40,800
November 1996							750	$150	$3,600
December 1996							13,500	$2,700	$64,800		$(57,500)
January 1997							1,000	$200	$4,800
February 1997							7,500	$1,500	$17,250
March 1997							7,000	$1,400	$33,600
Payments received on subscription receivable											$57,500
Compensation expense recorded on stock options									$48,000
Common stock issued, June 1997							18,250	$3,650	$105,850
Warrants issued with notes payable									$371

Balance, June 30, 1997	0	$0	0	$0	0	$0	2,402,035	$480,408	$15,606,017	$(14,408,300)	$0	$0	$0	$0
Net Loss										$(3,648,748)
Conversion of common stock from par value to no par value								$15,392,446	$(15,392,446)
Common stock issued for license agreement:
September 1997							150,000	$390,000
Common stock issued for equipment and services received: March 1998							13,078	$45,584
Warrants issued for services received:
March 1998									$15,215
April 1998									$500
Warrants issued with notes payable									$939
Amount attributable to value of debt conversion feature									$988,444
Warrants issued for license agreement
December 1997									$230,000
Compensation expense recorded on stock options									$28,000
Adjustment of fractional shares due to 1-for 20 reverse stock split							(73)

Balance, June 30, 1998	0	$0					2,565,040	$16,308,438	$1,476,669	$(18,057,048)	$0	$0	$0	$0

QUANTECH LTD
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 30, 1991 (date of Inception), to December 31, 2000

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock					Deficit Accumulated During the Development Stage
							Common Stock
									Additional Paid-In Capital		Subscriptions Receivable	Paid for Not Issued	Due From Officers	Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net Loss										$(4,289,816)
Warrants issued with notes payable									$76
Common stock issued upon conversion of notes payable:
July 1998							2,000	$7,060
September 1998							3,400	$12,002
October 1998							25,000	$18,750
Common stock issued upon exercise of warrant:
August 1998							2,045	$5,114
Common stock issued for equipment and services received:
July 1998							5,714	$20,000
August 1998							9,196	$27,589
September 1998							12,557	$11,318
December 1998							6,078	$5,688
Stock options issued for services:
October 1998									$42,000
Compensation expense recorded on stock options									$43,000
Common stock issued upon conversion of preferred stock:
November 1998							74,052	$55,539
January 1999							15,952	$11,964
March 1999							500	$375
April 1999							20,000	$15,000
Warrants issued for services:
November 1998									$781,000
Series B Preferred Stock issued:
June 1999	623,334	$891,500									$(60,000)
Accrete to redemption value on Series A Preferred Stock										$(377,420)

Balance, June 30, 1999	623,334	$891,500	0	$0	0	$0	2,741,534	$16,498,837	$2,342,745	$(22,724,284)	$(60,000)	$0	$0	$0
Net Loss										$(6,022,853)
Series B Preferred Stock issued:
July 1999	216,666	$291,829
August 1999	86,667	$116,989
September 1999	16,667	$22,500
October 1999—adjust price to $1.00	471,666
November 1999	100,000	$100,000
December 1999	480,000	$472,500									$(20,000)
January 2000	600,000	$425,500
February 2000	1,318,000	$732,755
Beneficial conversion expense on Preferred Stock									$2,742,670	$(2,742,670)
Series C Preferred Stock issued:
February 2000			1,000,000	$973,100
Common stock issued: February 2000							125,000	$187,500			$(4,500)

QUANTECH LTD
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 30, 1991 (date of Inception), to December 31, 2000

			Series C Preferred Stock		Series D Preferred Stock					Deficit Accumulated During the Development Stage
	Series B Preferred Stock						Common Stock
									Additional Paid-In Capital		Subscriptions Receivable	Paid for Not Issued	Due From Officers	Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued upon conversion of preferred stock:
July 1999							32,000	$24,000
August 1999	(33,333)	$(50,000)					179,121	$159,341
September 1999							80,852	$60,639
October 1999							50,000	$37,500
December 1999							13,252	$9,939
January 2000	(880,000)	$(880,000)					890,000	$887,500
February 2000							866,664	$649,998
March 2000	(75,000)	$(72,500)					89,000	$83,000
April 2000	(180,000)	$(177,000)					226,880	$212,160
May 2000							68,864	$51,648
June 2000							42,824	$32,118
Common stock issued upon exercise of warrants:
September 1999							454,545	$500,000
February 2000							24,256	$18,192
March 2000							60,263	$147,835
May 2000							39,708	$67,318
June 2000							7,321	$7,553
Warrants issued:
September 1999									$10,000		$(10,000)
November 1999									$15,000		$(15,000)
January 2000									$152,000
February 2000									$469,000
March 2000									$25
Common stock issued upon exercise of options:
January 2000							2,000	$2,750
February 2000							200	$226
June 2000							7,001	$8,751
Common stock issued for equipment and services received:
January 2000							2,275	$2,276
February 2000							200,856	$310,684
Compensation expense recorded on stock options									$332,300
Subsidiary stock issued									$1,250,088
Payment received on subscriptions receivable											$89,500
Accrete to redemption value on Series A Preferred Stock										$(410,445)

Balance June 30, 2000	2,744,667	$1,874,073	1,000,000	$973,100	0	$0	6,204,416	$19,959,765	$7,313,828	$(31,900,252)	$(20,000)	$0	$0	$0

QUANTECH LTD
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 30, 1991 (date of Inception), to December 31, 2000

										Deficit Accumulated During the Development Stage
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
									Additional Paid-In Capital		Subscriptions Receivable	Paid for Not Issued	Due From Officers	Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net Loss										$(5,217,366)
Series D Preferred Stock issued:
August 2000					1,462,400	$2,817,482
September 2000					533,600	$1,123,817
October 2000					998,200	$1,774,840					$(161,000)
Common stock issued upon conversion of preferred stock:
August 2000							14,108	$10,581
September 2000	(25,000)	$(22,500)					25,000	$22,500
October 2000	(2,719,667)	$(1,851,573)	(1,000,000)	$(973,100)	(2,994,200)	$(5,716,139)	12,119,463	$13,143,725
Warrants issued:
August 2000									$576,000
September 2000									$206,000
October 2000									$401,868
November 2000									$34,225
December 2000									$40,850
Subsidiary stock issued									$91,250
Common stock issued:
October 2000							56,000	$65,371
November 2000							178,000	$366,300
December 2000							50,000	$71,700
Common stock issued upon exercise of warrants:							1,125	$844
Beneficial conversion expense on Preferred Stock									$2,470,644	$(2,470,644)
Accrete to redemption value on Series A Preferred Stock										$(118,249)

Balance December 31, 2000	0	$0	0	$0	0	$0	18,648,112	$33,640,786	$11,134,665	$(39,706,511)	$(181,000)	$0	$0	$0

QUANTECH LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2000	Six Months Ended December 31, 1999	Period From September 30, 1991 (Date of Inception), to December 31, 2000
Cash Flows From Operating Activities
Net Loss	$(5,217,366)	$(2,654,399)	$(33,587,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Elimination of cumulative translation adjustment	—	—	(178,655)
Depreciation	72,021	41,772	490,751
Amortization	163,315	220,814	2,669,452
Noncash compensation, services and interest	—	61,300	4,019,205
Minority interest	(230,153)	—	109,532
Other	—	—	623,650
Change in assets and liabilities:
(Increase) decrease in prepaid expenses	(5,848)	(130)	91,483
Increase (decrease) in accounts payable	91,727	522,403	442,751
Increase (decrease) in accrued expenses	(3,750)	96,277	412,887

Net cash used in operating activities	(5,130,054)	(1,711,963)	(24,906,027)

Cash Flows From Investing Activities
Purchase of property and equipment	(758,326)	(37,913)	(1,743,612)
Proceeds on disposition of property	—	—	37,375
Patent costs	(54,588)	—	(81,943)
Organization costs	—	—	(97,547)
Deposits	(21,462)	—	(100,919)
Officer advances, net	—	—	(109,462)
Note receivable from officer	(7,440)	—	(148,440)
Purchase of investment	—	—	(225,000)
Purchase of license agreement	—	—	(1,950,000)
Advances to Spectrum Diagnostics, Inc.	—	—	(320,297)
Prepaid securities issuance costs	—	—	(101,643)
Purchase of Spectrum Diagnostics, Inc., net of cash and cash equivalents acquired	—	—	(1,204,500)

Net cash used in investing activities	(841,816)	(37,913)	(6,045,988)

Cash Flows From Financing Activities
Net proceeds from the sale of Series A Preferred Stock	—	—	1,523,909
Net proceeds from the sale of Series B Preferred Stock	—	1,003,818	2,993,573
Net proceeds from the sale of Series C Preferred Stock	—	—	973,100
Net proceeds from the sale of Series D Preferred Stock	5,555,139	—	5,555,139
Net proceeds from the sale of common stock and warrants	1,763,158	525,000	15,584,080
Net proceeds from the sale of common stock of subsidiary	125,000	4,000	1,375,088
Proceeds from debt obligations	—	25,000	6,051,085
Payments received on stock subscriptions receivable	—	—	45,000
Payments on debt obligations	(777,336)	—	(1,329,313)

Net cash provided by financing activities	6,665,961	1,557,818	32,771,661

Effect of Exchange Rate Changes on Cash	—	—	203,242

Net increase in cash	694,091	(192,058)	2,022,888
Cash and Cash Equivalents
Beginning	1,328,797	436,223	—

Ending	$2,022,888	$244,165	$2,022,888

QUANTECH LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

    In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of December 31, 2000 and the results of operations and its cash flows for the three month and six month periods ended December 31, 2000 and 1999, and the period from inception to December 31, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2000.

Note 2. LICENSE AGREEMENT

    Quantech has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to Surface Plasmon Resonance ("SPR") technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by Quantech. In addition, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. To date, Quantech has paid $1,300,000 of cumulative royalty payments. This amount satisfies the requirements of the license agreement until royalty accruals based on revenues exceed such minimum payment amount.

Note 3. CONVERTIBLE PREFERRED STOCK

    On October 2, 2000, Quantech closed on a private equity offering greater than $5 million causing all of its Series A redeemable, B, C and D preferred stock to automatically convert into common shares.

Note 4. HTS BIOSYSTEMS

    Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. ("HTS") of which Quantech currently has 72% ownership. HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and Applied Biosystems, Inc. (NYSE:ABI). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available this calendar year.

Note 5. BENEFICIAL CONVERSION FEATURE EXPENSE

    Quantech's loss per share figure for the six months ended December 31, 2000 reflects $2,470,644 of non-cash beneficial conversion feature charges resulting from sales of equity units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on net loss or cash flow.

Note 6. SEGMENTS

    The Company has two reportable segments: Quantech Ltd. (Quantech) and HTS Biosystems, Inc. (HTS). Quantech is completing development of a system for the hospital emergency department that is expected to run tests for a number of different medical conditions utilizing its proprietary technology, surface plasmon resonance (SPR). HTS is focused on developing detection systems using SPR and other technologies for the functional genomics, proteomics and drug discovery markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended December 31, 2000
	Quantech	HTS	Total
Net Sales	$0	$0	$0
Interest Income	39,392	12,528	51,920
Interest Expense	4,754	0	4,754
Depreciation and amortization	115,491	4,616	120,107
Segment loss	(2,329,998)	(817,553)	(3,147,551)
Total assets	$5,669,444	$283,303	$5,952,747
	Six Months Ended December 31, 2000
	Quantech	HTS	Total
Net Sales	$0	$40,000	$40,000
Interest Income	47,500	33,369	80,869
Interest Expense	23,980	0	23,980
Depreciation and amortization	229,174	6,162	235,336
Segment loss	(4,092,433)	(1,124,933)	(5,217,366)
Total assets	$5,669,444	$283,303	$5,952,747

    No segment information is presented for the three months and six months ended December 31, 1999 as HTS did not begin operations until April 2000.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

History

    Quantech Ltd. is a Minnesota company originally founded in 1991. Quantech is completing development of a system that is expected to run tests for a number of different medical conditions. We call our system the FasTraQ™. The FasTraQ consists of an instrument that sits on the top of a counter or cart and reads PrePaQ™ disposable test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain a number of different medical tests such as those for a heart attack or pregnancy. Hand-held communication devices called ReaLinQ™ communicators provide real time test results directly from the FasTraQ instrument to the medical staff members treating a patient.

    The FasTraQ produces test results in a manner different than other testing systems because it uses Quantech's proprietary technology based on the quantum physics phenomenon known as surface plasmon resonance ("SPR"), which involves the interaction of light with the electrons of metal. Quantech's technology creates SPR in a controlled environment which enables the FasTraQ to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions. SPR, along with other analytical methods, will allow the FasTraQ to provide the STAT tests required in the Emergency Department.

    Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $20 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratory or a smaller, more conveniently located version of the central laboratories called STAT labs. Obtaining test results from central laboratories can take a minimum of 45 minutes and up to three hours. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the FasTraQ to address what we believe is a pressing need for a test system that can quickly, in less than 15 minutes, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

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

    Quantech also owns 72% of HTS Biosystems, Inc. ("HTS"). HTS was formed around a combination of SPR technologies and intellectual property from both Quantech and Applied Biosystems, Inc. (NYSE:ABI). This technology supports the accelerated development of label-free, cost effective detection systems, initially for the scientific research market. HTS intends to become the definitive source of analytical systems and chemistry for the high-speed detection of molecular and cellular interactions in the fields of functional genomics, proteomics and drug discovery. HTS expects its first product, the FLEX CHIP Kinetic Analysis System, to be available this year.

    Quantech is a development stage company which has suffered significant losses from operations, requires additional financing, and ultimately needs to complete development of its product, generate revenues, and successfully attain profitable operations to realize the value of its license agreement. These factors raise substantial doubt about Quantech's ability to continue as a going concern.

Results of Operations

    Quantech has incurred a net loss of $33,587,083 from September 30, 1991 (date of inception) through December 31, 2000 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the exclusive rights to the SPR technology, and $1,300,000 of minimum royalties have been paid on the license.

    Net sales increased to $40,000 for the six months ended December 31, 2000 from $0 for the same period in 1999 due to the sale of an evaluation system. We expect additional revenue from evaluation systems during the rest of the fiscal year, but do not expect significant revenue from the sale of commercial systems.

    General and administration expenses increased to $619,552 and $1,254,287 for the three months and six months ended December 31, 2000 from $433,354 and $765,507 for the same periods in 1999 primarily due to expenses associated with financing activities, HTS start-up costs and spending related to company expansion. We expect general and administrative expenses to increase in the future as Quantech and HTS complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

    Marketing expenses decreased to $278,643 and $475,796 for the three months and six months ended December 31, 2000 from $289,527 and $558,709 for the same periods in 1999 due to lower market research expenses at Quantech. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

    Research and development costs increased to $2,443,682 and $3,814,325 for the three months and six months ended December 31, 2000 from $639,763 and $1,231,217 for the same periods in 1999 primarily due to the initial development work at HTS, and increased internal and outside development work at Quantech including expenses to prepare for clinical trials. We expect R&D spending to significantly increase as Quantech and HTS complete the commercial development of their systems and begin to establish higher volume manufacturing capabilities.

    Quantech had no minimum royalty expense for the three months and six months ended December 31, 2000 compared to $37,500 and $75,000 for the same periods in 1999 due to the final minimum royalty payment made in January 2000. In the future we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2—License Agreement).

    Interest income increased to $51,920 and $80,869 for the three months and six months ended December 31, 2000 compared to $427 and $1,810 for the same periods in 1999 as a result of more cash on hand from the proceeds of offerings for Quantech and HTS Biosystems.

    Interest expense decreased to $4,754 and $23,980 for the three months and six months ended December 31, 2000 from $16,168 and $25,776 during the same periods in 1999 as a result of lower debt. Interest expense is expected to be lower for the remainder of the fiscal year as Quantech does not anticipate any debt other than $125,000 of capital lease obligations.

    Minority interest in the HTS net loss increased to $147,160 and $230,153 for the three months and six months ended December 31, 2000 from $0 during the same periods in 1999 because HTS did not begin operations until April 2000.

    For the three months and six months ended December 31, 2000 Quantech had losses of $3,147,551 and $5,217,366 as compared to $1,415,885 and $2,654,399 for the same periods in 1999. The higher losses were primarily due to higher operating expenses, especially for research and development.

    Quantech's earnings per share figure for the six months ended December 31, 2000 reflects $2,470,644 of non-cash beneficial conversion feature charges resulting from equity sales of units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on net loss or cash flow.

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

Liquidity and Capital Resources

    From inception to December 31, 2000, Quantech has raised approximately $31,400,000 through a combination of public stock sales, private stock sales and debt obligations. In June 2000, Quantech began offering for sale units of its Series D convertible preferred stock to accredited investors. The units were priced at $10.00 per unit consisting of 4 shares of Series D preferred stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share. Each share of Series D stock was convertible into one share of common stock. During August through October 2000, Quantech raised net proceeds of $6,759,000 from the sale of 748,550 units. This offering triggered the conversion of all of Quantech's preferred stock into common stock. After such conversion, Quantech sold units priced at $10.00 per unit consisting of 4 shares of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share. During October through December 2000, Quantech raised net proceeds of $638,000 from the sale of 71,000 units.

    Quantech anticipates that its cash on hand along with funds to be received from Mitsubishi Chemical Corporation for license and distribution rights in Japan will allow it to maintain operations through March, 2001. Additional financing of approximately $15 million will be needed to develop and submit to the FDA additional tests, complete clinical evaluation of the system, establish manufacturing capabilities and begin sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements—We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Quantech has terminated its limited lending arrangement with its bank and does not anticipate receiving any significant funding from commercial lenders. In addition, HTS Biosystems anticipates raising up to $15 million for its operations either through strategic partners or the sale of securities. An equity sale would result in a dilution of Quantech's ownership of HTS.

    Quantech incurred capital expenditures of $758,326 in the six month period ended December 31, 2000 primarily for automated production equipment and office systems and equipment. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as Quantech and HTS Biosystems near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

    As of February 6, 2001 Quantech had 18,648,112 shares of common stock outstanding.

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

    We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing, manufacturing and general and administrative expenses in the future. We will spend these amounts before we receive any incremental revenue from these efforts. Further financing will be necessary to complete our menu of tests, establish sales and marketing and manufacturing capacity and achieve the sales level required to achieve a break-even cash flow. Additional financing through investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate until revenues can be generated in an amount sufficient to support operations. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders until product sales commence. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders and could depress the market price of our common stock.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

    Quantech has not had any significant revenues to date. As of June 30, 2000 and December 31, 2000, we had accumulated deficits of $31,900,252 and $39,706,511 respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2000, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

Development of the FasTraQ is not complete and may not be completed on the current timetable and budget.

    Components of the FasTraQ system are under various stages of development. Until the FasTraQ development is completed and cleared through the FDA, there can be no assurance that the FasTraQ system will be finished according to our current development timetable and budget. To date, Quantech has been unable to meet such timetable and budget. Failure to timely finish on budget will require Quantech to seek funding greater than currently anticipated, thus intensifying the risks described in "We expect to incur losses in the future and we need additional financing to achieve sales necessary to obtain break-even cash flow" above. Additionally, the final price that we will need to charge to cover the costs of the FasTraQ instrument and the PrePaQ test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If Quantech cannot receive FDA approval and offer the FasTraQ system with certain required features and tests at a cost acceptable to potential customers, it will be impossible for Quantech to continue operations. Failures in any of these areas will disappoint investors and could result in a decline in our stock price thus causing investors to lose substantial money.

Other Factors

    As described in Quantech's Form 10-KSB for the year ended June 30, 2000 under Cautionary Statements, there are factors concerning Quantech in addition to those identified above that should be considered including, but not limited to: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on Quantech's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability, risk of loss of investment in HTS Biosystems and the limited market for Quantech shares.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

  Not Applicable

Item 2. Changes in Securities

    During October 2000, Quantech sold 249,550 units at $10.00 per unit (each unit consisting of 4 shares of Series D preferred stock and a warrant to purchase one share of common stock at $3.50 per share) to accredited investors. Each share of Series D preferred stock was convertible into one share of common stock. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and accountable expenses in the aggregate amount of $250,447 to registered investment banks for acting as selling agents, and issued the investment banks warrants to purchase up to 99,820 shares of common stock as additional compensation. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

    During October 2000, Quantech issued 12,119,463 shares of common stock pursuant to conversion of preferred stock. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

    During October through December 2000, Quantech sold 71,000 units at $10.00 per unit (each unit consisting of 4 shares of common stock and a warrant to purchase one share of common stock at $3.50 per share) to accredited investors. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and accountable expenses in the aggregate amount of $71,631 to a registered investment bank for acting as selling agent, and issued the investment bank a warrant to purchase up to 28,400 shares of common stock as additional compensation. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

    During November 2000, Quantech issued 1,125 shares of common stock pursuant to the exercise of a warrant by an accredited investor. The sale of such shares was deemed to be exempt from registration under Section 4(2) of the 1933 Act. The purchaser acquired these securities for his own account and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities

    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting on December 5, 2000 in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

    No. 1 Election of Mr. Richard W. Perkins as class 2 director Votes for—10,626,088 Votes Against—0 Votes Withheld—22,263

Election of Mr. Edward E. Strickland as class 2 director Votes for—10,625,758 Votes Against—0 Votes Withheld—22,593

The terms of the following directors continued after the meeting: Robert Case, Robert W. Gaines and James F. Lyons.

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on 8-K

  a.
  Exhibits—None

  b.
  Reports on Form 8-K—None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTECH LTD
/s/ ROBERT CASE Robert Case Chief Executive Officer
Date: February 12, 2001	/s/ GREGORY G. FREITAG Gregory G. Freitag Chief Operating Officer and Chief Financial Officer

QuickLinks

Index
QUANTECH LTD. (A Development Stage Company) CONSOLIDATED BALANCE SHEET
QUANTECH LTD. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
QUANTECH LTD. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
QUANTECH LTD (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Period From September 30, 1991 (date of Inception), to December 31, 2000
QUANTECH LTD (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
QUANTECH LTD. (A Development Stage Company) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on 8-K
Signatures