Form 10QSB
period 2001-03-31
QUANTECH LTD /MN/
filed 2001-05-11
CIK 880354

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
March 31, 2001                                         0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                          41-1709417
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

                      YES     X         NO
                             ---           ----

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,648,112 shares of Common Stock, no par value, as of May 10, 2001.

         Transitional Small Business Disclosure Format:  YES       NO  X
                                                             ---       --

Index

PART I.    FINANCIAL INFORMATION                                                                              Page No.
                                                                                                              --------
   Item 1:     Financial Statements:

        Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000                                       3


        Consolidated Statements of Operations for the Three Months and Nine Months
        Ended March 31, 2001 and 2000 and from inception to March 31, 2001                                       4

        Consolidated Statement of Stockholders' Equity from inception
        to March 31, 2001                                                                                        6

        Consolidated Statements of Cash Flows for the Nine Months Ended
        March 31, 2001 and 2000 and from inception to March 31, 2001                                             8

        Notes to Financial Statements                                                                            9

   Item 2:      Management's Discussion and Analysis or Plan of Operation                                       11

PART II.    OTHER INFORMATION                                                                                   15

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                         MARCH 31,          JUNE 30,
ASSETS                                                                     2001               2000
                                                                       ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                            $  2,068,482       $  1,328,797
  8% demand note receivable from officer                                    151,222            141,000
  Prepaid expenses                                                           22,823             44,261
                                                                       ------------       ------------
Total current assets                                                      2,242,527          1,514,058
                                                                       ------------       ------------

PROPERTY AND EQUIPMENT
  Equipment                                                               2,092,479          1,193,898
  Leasehold improvements                                                     72,059             28,634
                                                                       ------------       ------------
                                                                          2,164,538          1,222,532
   Less accumulated depreciation                                           (468,781)          (278,088)
                                                                       ------------       ------------
Total equipment                                                           1,695,757            944,444
                                                                       ------------       ------------

OTHER ASSETS
  License agreement, at cost, less amortization (note 2)                  1,837,581          2,082,553
  Patents                                                                   103,127             25,816
  Deposits                                                                  100,919             79,457
                                                                       ------------       ------------
Total other assets                                                        2,041,627          2,187,826
                                                                       ------------       ------------

TOTAL  ASSETS                                                          $  5,979,911       $  4,646,328
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short term debt                                                      $         --       $    750,000
  Current portion of long-term debt                                          61,634             57,770
  Accounts payable                                                        1,020,479            614,592
  Accrued expenses:
    Interest                                                                     --              3,750
    Payroll and benefits                                                    275,016            138,763
   Current portion of deferred revenue                                    1,314,088                 --
                                                                       ------------       ------------
Total current liabilities                                                 2,671,217          1,564,875
                                                                       ------------       ------------

LONG TERM LIABILITIES
  Long term debt, net of current portion                                         --             46,009

DEFERRED REVENUE, NET OF CURRENT PORTION (NOTE 8)                         1,882,650                 --

MINORITY INTEREST IN SUBSIDIARY                                                  --            339,685

REDEEMABLE PREFERRED STOCK, SERIES A (NOTE 3)                                    --          4,495,245

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Preferred Stock (note 3)                                              --          1,874,073
  Series C Preferred Stock (note 3)                                              --            973,100
  Common stock, no par value; authorized 59,913,000 shares,
   issued and outstanding 18,648,112 shares and 6,204,416 shares,
   respectively                                                          33,640,786         19,959,765
  Subscriptions receivable                                                 (181,000)           (20,000)
  Additional paid-in capital                                             11,193,106          7,313,828
  Deficit accumulated during the development stage                      (43,226,848)       (31,900,252)
                                                                       ------------       ------------
Total stockholders' equity (deficit)                                      1,426,044         (1,799,486)
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                 $  5,979,911       $  4,646,328
                                                                       ============       ============

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                                PERIOD FROM
                                                                                                               SEPTEMBER 30,
                                                                      NINE MONTHS          NINE MONTHS        1991 (DATE OF
                                                                          ENDED                ENDED           INCEPTION), TO
                                                                        MARCH 31,            MARCH 31,           MARCH 31,
                                                                          2001                 2000                 2001
                                                                     ------------          ------------        --------------
Net Revenue:
  Product sales                                                      $     40,000          $         --          $    190,000
  Licensing revenue (note 8)                                               28,257                    --                28,257
                                                                     ------------          ------------          ------------
TOTAL NET REVENUE                                                          68,257                    --               218,257
                                                                     ------------          ------------          ------------

Expenses:
  General and administrative                                            2,053,834             1,100,346            14,259,917
  Marketing                                                               822,461               740,204             2,307,606
  Research and development                                              6,391,810             2,045,509            17,731,193
  Minimum royalty expense                                                      --                75,000             1,300,000
  Other                                                                        --                    --               488,978
                                                                     ------------          ------------          ------------
Total expenses                                                          9,268,105             3,961,059            36,087,694
                                                                     ------------          ------------          ------------

LOSS FROM OPERATIONS                                                   (9,199,848)           (3,961,059)          (35,869,437)

Other:
  Interest income                                                         102,565                 9,779               315,229
  Interest expense                                                        (27,855)              (33,026)           (2,020,729)
  Minority interest                                                       387,435                    --               510,112
                                                                     ------------          ------------          ------------
LOSS BEFORE INCOME TAXES                                               (8,737,703)           (3,984,306)          (37,064,825)

Income taxes                                                                   --                    --                42,595
                                                                     ------------          ------------          ------------
NET LOSS                                                             $ (8,737,703)         $ (3,984,306)         $(37,107,420)
                                                                     ============          ============          ============

Net loss attributable to common shareholders:
   Net loss                                                          $ (8,737,703)         $ (3,984,306)
   Preferred stock accretion                                             (118,249)             (308,042)
   Beneficial conversion feature of preferred stock (note 3)           (2,470,644)           (2,742,670)
                                                                     ------------          ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $(11,326,596)         $ (7,035,018)
                                                                     ============          ============

Loss per basic and diluted common share                              $      (0.79)         $      (1.87)
Weighted average common shares
  outstanding                                                          14,340,522             3,771,009

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                     THREE MONTHS          THREE MONTHS
                                                                         ENDED                 ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                         2001                  2000
                                                                     ------------          ------------
Net Revenue:
  Product sales                                                      $         --          $         --
  Licensing revenue (note 8)                                               28,257                    --
                                                                     ------------          ------------
TOTAL NET REVENUE                                                          28,257                    --
                                                                     ------------          ------------

Expenses:
  General and administrative                                              799,547               334,839
  Marketing                                                               346,665               181,495
  Research and development                                              2,577,485               814,292
                                                                     ------------          ------------
Total expenses                                                          3,723,697             1,330,626
                                                                     ------------          ------------

LOSS FROM OPERATIONS                                                   (3,695,440)           (1,330,626)

Other:
  Interest income                                                          21,696                 7,969
  Interest expense                                                         (3,875)               (7,250)
  Minority interest                                                       157,282                    --
                                                                     ------------          ------------
LOSS BEFORE INCOME TAXES                                               (3,520,337)           (1,329,907)

Income taxes                                                                   --                    --
                                                                     ------------          ------------
NET LOSS                                                             $ (3,520,337)         $ (1,329,907)
                                                                     ============          ============

Net loss attributable to common shareholders:
   Net loss                                                          $ (3,520,337)         $ (1,329,907)
   Preferred stock accretion                                                   --               (44,939)
   Beneficial conversion feature of preferred stock (note 3)                   --            (2,302,820)
                                                                     ------------          ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $ (3,520,337)         $ (3,677,666)
                                                                     ============          ============

Loss per basic and diluted common share                              $      (0.19)         $      (0.76)
Weighted average common shares
  outstanding                                                          18,648,112             4,868,685

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO MARCH 31, 2001

                                             Series B          Series C        Series D
                                         Preferred Stock   Preferred Stock  Preferred Stock      Common Stock
                                         Shares    Amount  Shares   Amount  Shares   Amount   Shares      Amount
                                         --------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991                                                            160,000    $3,154,574
 Common stock issued, November 1991                                                            30,000      $611,746
 Common stock issuance costs
 Cumulative translation adjustment
 Common stock issued, September 1992                                                           35,000      $699,033
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                         --------------------------------------------------------------------------
Balance, December 31, 1992                0         $0     0       $0       0       $0        225,000    $4,465,353
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                                                              8,000        $1,600
 Common stock issued, April 1993                                                                1,500          $300
 Change in common stock par
    value resulting from merger                                                                         ($4,420,353)
 Repayments
                                         --------------------------------------------------------------------------
Balance, June 30, 1993                    0         $0     0       $0       0       $0        234,500       $46,900
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
                                         --------------------------------------------------------------------------
Balance, June 30, 1994                    0         $0     0       $0       0       $0        234,500       $46,900
 Net loss
 Common stock issued, June 1995                                                               107,500       $21,500
 Warrants issued for services
                                         ---------------------------------------------------------------------------
Balance June 30, 1995                     0         $0     0       $0       0       $0        342,000       $68,400
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                                                                308,000       $61,600
    August, 1995                                                                               35,880        $7,176
    September, 1995                                                                           690,364      $138,073
    November, 1995                                                                             94,892       $18,978
    December, 1995                                                                            560,857      $112,172
    May, 1996                                                                                 313,750       $62,750
    June, 1996                                                                                    252           $51
 Payments received on
    subscription receivable                                                                      (960)         (192)
 Compensation expense recorded
    on stock options
                                         --------------------------------------------------------------------------
Balance, June 30, 1996                    0         $0     0       $0       0       $0      2,345,035      $469,008
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996                                                                                500          $100
    October 1996                                                                                8,500        $1,700
    November 1996                                                                                 750          $150
    December 1996                                                                              13,500        $2,700
    January 1997                                                                                1,000          $200
    February 1997                                                                               7,500        $1,500
    March 1997                                                                                  7,000        $1,400
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997                                                                18,250        $3,650
 Warrants issued with notes payable
                                         --------------------------------------------------------------------------
Balance, June 30, 1997                    0         $0     0       $0       0       $0      2,402,035      $480,408
 Net Loss
 Conversion of common stock
    from par value
    to no par value                                                                                     $15,392,446
 Common stock issued for
    license agreement:
    September 1997                                                                            150,000      $390,000
 Common stock issued for equipment and
    services received: March 1998                                                              13,078       $45,584
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares
    due to 1-for 20
    reverse stock split                                                                           (73)
                                         --------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                                                             During
                                          Additional           the             Sub-        Paid for        Due        Cumulative
                                            Paid-In        Development     scriptions         Not          From       Translation
                                           Capital            Stage        Receivable       Issued       Officers     Adjustment
                                         ----------------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                    ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991        $1,788,254
 Common stock issuance costs                ($889,849)
 Cumulative translation adjustment                                                                                      $387,754
 Common stock issued, September 1992         $875,967                       ($53,689)
 Common stock issuance costs                ($312,755)
 Common stock to be issued                                                                 $120,000
 Cumulative translation adjustment                                                                                     ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                             ($178,655)
 Officers advances, net                                                                                 ($27,433)
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 1992                 $1,461,617      ($3,475,608)     ($53,689)      $120,000     ($27,433)             $0
 Net loss                                                    ($996,089)
 Common stock transactions:
 Common stock issued, January 1993           $118,400                                     ($120,000)
 Common stock issued, April 1993              $11,700
 Change in common stock par
    value resulting from merger            $4,420,353
 Repayments                                                                                               $5,137
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 1993                     $6,012,070      ($4,471,697)     ($53,689)            $0     ($22,296)             $0
 Net loss                                                  ($1,543,888)
 240,000 shares of common
    stock to be issued                                                                      $30,000
 Repayments                                                                  $53,689                     $22,296
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 1994                     $6,012,070      ($6,015,585)           $0        $30,000           $0              $0
 Net loss                                                  ($2,070,292)
 Common stock issued, June 1995              $276,068                       ($20,000)      ($30,000)
 Warrants issued for services                 $40,200
                                         ----------------------------------------------------------------------------------------
Balance June 30, 1995                      $6,328,338      ($8,085,877)     ($20,000)            $0           $0              $0
 Net loss                                                  ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                             $1,304,450
    August, 1995                             $161,460
    September, 1995                        $2,370,389
    November, 1995                           $425,482
    December, 1995                         $1,292,473
    May, 1996                              $3,300,422
    June, 1996                                 $3,650
 Payments received on
    subscription receivable                  ($14,808)                       $20,000
 Compensation expense recorded
    on stock options                         $125,000
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 1996                    $15,296,856     ($10,482,840)           $0             $0           $0              $0
 Net loss                                                  ($3,925,460)
 Stock offering costs                        ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                             $2,400
    October 1996                              $40,800
    November 1996                              $3,600
    December 1996                             $64,800                       ($57,500)
    January 1997                               $4,800
    February 1997                             $17,250
    March 1997                                $33,600
 Payments received on
    subscription receivable                                                  $57,500
 Compensation expense recorded
    on stock options                          $48,000
 Common stock issued, June 1997              $105,850
 Warrants issued with notes payable              $371
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 1997                    $15,606,017     ($14,408,300)           $0             $0           $0              $0
 Net Loss                                                  ($3,648,748)
 Conversion of common stock
    from par value
    to no par value                      ($15,392,446)
 Common stock issued for
    license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998                                $15,215
    April 1998                                   $500
 Warrants issued with notes payable              $939
 Amount attributable to value of debt
    conversion feature                       $988,444
 Warrants issued for license agreement
    December 1997                            $230,000
 Compensation expense recorded
    on stock options                          $28,000
 Adjustment of fractional shares
    due to 1-for 20
    reverse stock split
                                         ----------------------------------------------------------------------------------------

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO MARCH 31, 2001

                                   Series B                     Series C              Series D
                                Preferred Stock             Preferred Stock        Preferred Stock                Common Stock
                              Shares       Amount         Shares       Amount      Shares     Amount          Shares      Amount
                              ----------------------------------------------------------------------------------------------------
Balance, June 30, 1998                  0           $0                                                      2,565,040  $16,308,438
 Net Loss
 Warrants issued with
    notes payable
 Common stock issued
    upon conversion
    of notes payable:
    July 1998                                                                                                   2,000       $7,060
    September 1998                                                                                              3,400      $12,002
    October 1998                                                                                               25,000      $18,750
 Common stock issued
    upon exercise of
    warrant: August 1998                                                                                        2,045       $5,114
 Common stock issued for
    equipment and
    services received:
    July 1998                                                                                                   5,714      $20,000
    August 1998                                                                                                 9,196      $27,589
    September 1998                                                                                             12,557      $11,318
    December 1998                                                                                               6,078       $5,688
 Stock options issued
    for services:
    October 1998
 Compensation expense
    recorded
    on stock options
 Common stock issued
    upon conversion
    of preferred stock:
     November 1998                                                                                             74,052      $55,539
     January 1999                                                                                              15,952      $11,964
     March 1999                                                                                                   500         $375
     April 1999                                                                                                20,000      $15,000
 Warrants issued for
     services:
     November 1998
 Series B Preferred
    Stock issued:
    June 1999                     623,334     $891,500
 Accrete to redemption
    value on
    Series A Preferred Stock
                               ---------------------------------------------------------------------------------------------------
Balance, June 30, 1999            623,334     $891,500           0           $0           0           $0    2,741,534  $16,498,837
 Net Loss
 Series B Preferred
    Stock issued:
    July 1999                     216,666     $291,829
    August 1999                    86,667     $116,989
    September 1999                 16,667      $22,500
    October 1999 - adjust
    price to $1.00                471,666
    November 1999                 100,000     $100,000
    December 1999                 480,000     $472,500
    January 2000                  600,000     $425,500
    February 2000               1,318,000     $732,755
 Beneficial conversion
    expense on
    Preferred Stock
 Series C Preferred
    Stock issued:
    February 2000                                        1,000,000     $973,100
 Common stock issued:
    February 2000                                                                                             125,000     $187,500
 Common stock issued
    upon conversion
    of preferred stock:
    July 1999                                                                                                  32,000      $24,000
    August 1999                   (33,333)    ($50,000)                                                       179,121     $159,341
    September 1999                                                                                             80,852      $60,639
    October 1999                                                                                               50,000      $37,500
    December 1999                                                                                              13,252       $9,939
    January 2000                 (880,000)   ($880,000)                                                       890,000     $887,500
    February 2000                                                                                             866,664     $649,998
    March 2000                    (75,000)    ($72,500)                                                        89,000      $83,000
    April 2000                   (180,000)   ($177,000)                                                       226,880     $212,160
    May 2000                                                                                                   68,864      $51,648
    June 2000                                                                                                  42,824      $32,118
 Common stock issued
    upon exercise
    of warrants:
    September 1999                                                                                            454,545     $500,000
    February 2000                                                                                              24,256      $18,192
    March 2000                                                                                                 60,263     $147,835
    May 2000                                                                                                   39,708      $67,318
    June 2000                                                                                                   7,321       $7,553
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon
  exercise of options:
    January 2000                                                                                                2,000       $2,750
    February 2000                                                                                                 200         $226
    June 2000                                                                                                   7,001       $8,751
 Common stock issued
    for equipment and
    services received:
    January 2000                                                                                                2,275       $2,276
    February 2000                                                                                             200,856     $310,684
 Compensation expense
    recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption
    value on
    Series A
    Preferred Stock
                               ---------------------------------------------------------------------------------------------------
Balance June 30, 2000           2,744,667   $1,874,073   1,000,000     $973,100           0           $0    6,204,416  $19,959,765
 Net Loss
 Series D Preferred
    Stock issued:
    August 2000                                                                   1,462,400   $2,817,482
    September 2000                                                                  533,600   $1,123,817
    October 2000                                                                    998,200   $1,774,840
 Common stock issued
    upon conversion
    of preferred stock:
    August 2000                                                                                                14,108      $10,581
    September 2000                (25,000)    ($22,500)                                                        25,000      $22,500
    October 2000               (2,719,667) ($1,851,573) (1,000,000)   ($973,100) (2,994,200) ($5,716,139)  12,119,463  $13,143,725
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
 Subsidiary stock
    issued $127,250
 Common stock issued:
    October 2000                                                                                               56,000      $65,371
    November 2000                                                                                             178,000     $366,300
    December 2000                                                                                              50,000      $71,700
 Compensation expense
    recorded
    on stock options
 Common stock issued
    upon exercise
    of warrants:                                                                                                1,125         $844
 Beneficial conversion
    expense on
    Preferred Stock
 Accrete to redemption
    value on
    Series A Preferred Stock
                               ---------------------------------------------------------------------------------------------------
Balance March 31, 2001                  0           $0           0           $0           0           $0   18,648,112  $33,640,786


                                                             Deficit
                                                           Accumulated
                                                             During
                                          Additional           the             Sub-        Paid for        Due        Cumulative
                                            Paid-In        Development     scriptions         Not          From       Translation
                                           Capital            Stage        Receivable       Issued       Officers     Adjustment
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 1998                     $1,476,669     ($18,057,048)           $0          $0            $0              $0
 Net Loss                                                  ($4,289,816)
 Warrants issued with notes payable               $76
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998                              $42,000
 Compensation expense recorded
    on stock options                          $43,000
 Common stock issued upon conversion
    of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998                           $781,000
 Series B Preferred Stock issued:
    June 1999                                                               ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                                 ($377,420)
                                          -------------------------------------------------------------------------------------
Balance, June 30, 1999                     $2,342,745     ($22,724,284)     ($60,000)         $0            $0              $0
 Net Loss                                                  ($6,022,853)
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
    November 1999
    December 1999                                                           ($20,000)
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock                        $2,742,670      ($2,742,670)
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                          ($4,500)
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
    January 2000
    February 2000
    March 2000
    April 2000
    May 2000
    June 2000
 Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
    June 2000
 Warrants issued:
    September 1999                            $10,000                       ($10,000)
    November 1999                             $15,000                       ($15,000)
    January 2000                             $152,000
    February 2000                            $469,000
    March 2000                                    $25
 Common stock issued upon
  exercise of options:
    January 2000
    February 2000
    June 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options                         $332,300
 Subsidiary stock issued                   $1,250,088
 Payment received on
    subscriptions receivable                                                 $89,500
 Accrete to redemption value on
    Series A Preferred Stock                                 ($410,445)
                                          -------------------------------------------------------------------------------------
Balance June 30, 2000                      $7,313,828     ($31,900,252)     ($20,000)         $0            $0              $0
 Net Loss                                                  ($8,737,703)
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000                                                           ($161,000)
 Common stock issued upon conversion
    of preferred stock:
    August 2000
    September 2000
    October 2000
 Warrants issued:
    August 2000                              $576,000
    September 2000                           $206,000
    October 2000                             $401,868
    November 2000                             $34,225
    December 2000                             $40,850
 Subsidiary stock issued $127,250
  Common stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options                          $22,441
 Common stock issued upon exercise
    of warrants:
 Beneficial conversion expense on
    Preferred Stock                        $2,470,644      ($2,470,644)
 Accrete to redemption value on
    Series A Preferred Stock                                 ($118,249)
                                          -------------------------------------------------------------------------------------
Balance March 31, 2001                    $11,193,106     ($43,226,848)    ($181,000)         $0            $0              $0


                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                               PERIOD FROM
                                                                                                              SEPTEMBER 30,
                                                                   NINE MONTHS            NINE MONTHS         1991 (DATE OF
                                                                      ENDED                  ENDED           INCEPTION), TO
                                                                    MARCH 31,              MARCH 31,            MARCH 31,
                                                                      2001                   2000                 2001
                                                                  ------------          ------------          ------------
Cash Flows From Operating Activities
 Net Loss                                                         $ (8,737,703)         $ (3,984,306)         $(37,107,420)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                          --                    --              (178,655)
  Depreciation                                                         190,693                63,913               609,423
  Amortization                                                         244,972               302,471             2,751,109
  Deferred revenue amortization                                        (28,257)                                    (28,257)
  Noncash compensation, services and interest                           12,219             1,091,259             4,031,424
  Minority interest                                                   (387,435)                   --               (47,750)
  Other                                                                     --                    --               623,650
  Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                              21,438               (15,396)              118,769
    Increase (decrease) in accounts payable                            405,887                76,048               756,911
    Increase (decrease) in accrued expenses                            132,503               (61,329)              549,140
    Deferred revenue                                                 3,224,995                                   3,224,995
                                                                  ------------          ------------          ------------
     NET CASH USED IN OPERATING ACTIVITIES                          (4,920,688)           (2,527,340)          (24,696,661)
                                                                  ------------          ------------          ------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                   (942,006)             (210,953)           (1,927,292)
 Proceeds on disposition of property                                        --                    --                37,375
 Patent costs                                                          (77,311)               (3,043)             (104,666)
 Organization costs                                                         --                    --               (97,547)
 Deposits                                                              (21,462)                   --              (100,919)
 Officer advances, net                                                      --                    --              (109,462)
 Note receivable from officer                                               --                    --              (141,000)
 Purchase of investment                                                     --                    --              (225,000)
 Purchase of license agreement                                              --                    --            (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                     --                    --              (320,297)
 Prepaid securities issuance costs                                          --                    --              (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                             --                    --            (1,204,500)
                                                                  ------------          ------------          ------------
   NET CASH USED IN INVESTING ACTIVITIES                            (1,040,779)             (213,996)           (6,244,951)
                                                                  ------------          ------------          ------------

Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                     --                    --             1,523,909
 Net proceeds from the sale of Series B Preferred Stock                     --             2,166,918             2,993,573
 Net proceeds from the sale of Series C Preferred Stock                     --               973,100               973,100
 Net proceeds from the sale of Series D Preferred Stock              5,555,139                    --             5,555,139
 Net proceeds from the sale of common stock and warrants             1,763,158               881,528            15,584,080
 Net proceeds from the sale of common stock of subsidiary              175,000               507,000             1,425,088
 Proceeds from debt obligations                                             --                    --             6,051,085
 Payments received on stock subscriptions receivable                        --                35,500                45,000
 Payments on debt obligations                                         (792,145)             (746,000)           (1,344,122)
                                                                  ------------          ------------          ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          6,701,152             3,818,046            32,806,852
                                                                  ------------          ------------          ------------

Effect of Exchange Rate Changes on Cash                                     --                    --               203,242
                                                                  ------------          ------------          ------------

   NET INCREASE IN CASH                                                739,685             1,076,710             2,068,482

Cash and Cash Equivalents
 Beginning                                                           1,328,797               436,223                    --
                                                                  ------------          ------------          ------------
 Ending                                                           $  2,068,482          $  1,512,933          $  2,068,482
                                                                  ============          ============          ============

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of March 31, 2001 and the results of operations and its cash flows for the three month and nine month periods ended March 31, 2001 and 2000, and the period from inception to March 31, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2. LICENSE AGREEMENT

Quantech has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to Surface Plasmon Resonance ("SPR") technology which was acquired for initial and subsequent payments totalling $4,296,794 and is being amortized over 15 years. In addition, the license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by Quantech. Also, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. To date, Quantech has paid $1,300,000 of cumulative royalty payments. This amount satisfies the requirements of the license agreement until royalty accruals based on revenues exceed such minimum payment amount.

NOTE 3. CONVERTIBLE PREFERRED STOCK

On October 2, 2000, Quantech closed on a private equity offering greater than $5 million causing all of its Series A redeemable, B, C and D preferred stock to automatically convert into common shares.

NOTE 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. ("HTS") of which Quantech currently has 72% ownership. The HTS PROTEOMATRIXTM solution is a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free detection systems as well as advanced fluorescence and chemiluminescent based technologies supporting all phases of drug discovery and development of unique diagnostics. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems. This technology portfolio has been expanded, and collaborations with Protein Sciences Corporation, Ciencia, Inc., Boston Probes, Inc., and Mitsubishi Chemical Corporation have been formed, positioning the PROTEOMATRIX solution as a powerful tool for the high-throughput detection of molecular interactions and cellular changes.

NOTE 5. BENEFICIAL CONVERSION FEATURE EXPENSE

Quantech's net loss attributable to common shareholders and related per share amount for the nine months ended March 31, 2001 reflects $2,470,644 of non-cash beneficial conversion feature charges resulting from sales of equity units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on net loss or cash flow.

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

                                                               Three months ended March 31, 2001
                                                        Quantech                 HTS                 Total
------------------------------------------- --------------------- ------------------- ---------------------
Net Sales                                            $    11,303         $    16,954           $    28,257
Interest Income                                           17,687               4,009                21,696
Interest Expense                                           3,875                   0                 3,875
Depreciation and amortization                            196,121               4,208               200,329
Segment loss                                         (2,930,539)           (589,798)           (3,520,337)
Cash                                                     563,042           1,505,440             2,068,482
Total assets                                         $ 4,330,894         $ 1,649,017           $ 5,979,911
------------------------------------------- --------------------- ------------------- ---------------------

                                                               Nine months ended March 31, 2001
                                                        Quantech                 HTS                 Total
------------------------------------------- --------------------- ------------------- ---------------------
Net Sales                                            $    11,303         $    56,954           $    68,257
Interest Income                                           65,187              37,378               102,565
Interest Expense                                          27,855                   0                27,855
Depreciation and amortization                            425,295              10,370               435,665
Segment loss                                         (7,022,972)         (1,714,731)           (8,737,703)
Cash                                                     563,042           1,505,440             2,068,482
Total assets                                         $ 4,330,894         $ 1,649,017           $ 5,979,911
------------------------------------------- --------------------- ------------------- ---------------------

No segment information is presented for the three months and nine months ended March 31, 2000 as HTS did not begin operations until April 2000.

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

NOTE 8. DEFERRED REVENUE

During the quarter ended March 31, 2001, Quantech and HTS have recorded deferred revenue for payments received from Mitsubishi Chemical Corporation ("Mitsubishi") for future product deliveries and license agreements. Quantech and HTS received payments of $525,000 and $450,000, respectively, for evaluation systems to be delivered during the quarter ended June 30, 2001, and $900,000 and $1,350,000, respectively, for license agreements. Revenue for the evaluation systems will be recognized when the systems are shipped to Mitsubishi, and the patent licensing revenue is being recognized over the remaining life of the patents of approximately 8 years.

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

         It is anticipated that the FasTraQ will be launched with at least a panel of three heart attack tests and a single test for pregnancy. Other tests are under development and are expected to be added to the FasTraQ system to provide the number of different quantitative tests the emergency department requires on an urgent basis. We have received clearance from the U.S. Food and Drug Administration to market for clinical use our tests for the cardiac enzymes Myoglobin and CK-MB and the pregnancy enzyme hCG.

         Quantech also owns 72% of HTS Biosystems, Inc. ("HTS"). The HTS PROTEOMATRIXTM solution is a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free detection systems as well as advanced fluorescence and chemiluminescent based technologies supporting all phases of drug discovery and development of unique diagnostics. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems. This technology portfolio has been expanded, and collaborations with Protein Sciences Corporation, Ciencia, Inc., Boston Probes, Inc., and Mitsubishi Chemical Corporation have been formed, positioning the PROTEOMATRIX solution as a powerful tool for the high-throughput detection of molecular interactions and cellular changes.

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

RESULTS OF OPERATIONS

         Quantech has incurred a net loss of $37,107,420 from September 30, 1991 (date of inception) through March 31, 2001 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. For the three months and nine months ended March 31, 2001 Quantech had losses of $3,520,337 and $8,737,703 as compared to $1,329,907 and $3,984,306 for the same periods in 2000. The higher losses were primarily due to higher operating expenses, especially for research and development.

         Net sales increased to $28,257 for the three months ended March 31, 2001 from $0 for the same period in 2000 from the amortization of licensing revenue (see Notes to Financial Statements, Note 8 - Deferred Revenue). Year-to-date sales increased to $68,257 from $0 last year due to the sale of an evaluation system and licensing revenue. We expect additional sales of evaluation systems and licensing revenue amortization during the remainder of the year, but do not expect revenue from the sale of commercial systems.

         General and administration expenses increased to $799,547 and $2,053,834 for the three months and nine months ended March 31, 2001 from $334,839 and $1,100,346 for the same periods in 2000 primarily due to expenses associated with financing activities, HTS start-up costs and spending related to company expansion. We expect general and administrative expenses to increase in the future as Quantech and HTS complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

         Marketing expenses increased to $346,665 and $822,461 for the three months and nine months ended March 31, 2001 from $181,495 and $740,204 for the same periods in 2000 due to the establishment of an internal marketing group at Quantech. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs increased to $2,577,485 and $6,391,810 for the three months and nine months ended March 31, 2001 from $814,292 and $2,045,509 for the same periods in 2000 primarily due to the initial development work at HTS, and increased internal and outside development work at Quantech including expenses to prepare for clinical trials. We expect R&D spending to significantly increase as Quantech and HTS complete the commercial development of their systems.

         Quantech had no minimum royalty expense for the nine months ended March 31, 2001 compared to $75,000 for the same period in 2000 which represented accruals for the final minimum royalty payment on the SPR technology license made in January 2000. A total of $1,300,000 in minimum royalties have been paid. In the future, we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments (see Notes to Financial Statements, Note 2 - License Agreement).

         Interest income increased to $21,696 and $102,565 for the three months and nine months ended March 31, 2001 compared to $7,969 and $9,779 for the same periods in 2000 as a result of more cash on hand from the proceeds of offerings for Quantech and HTS.

         Interest expense decreased to $3,875 and $27,855 for the three months and nine months ended March 31, 2001 from $7,250 and $33,026 during the same periods in 2000 as a result of lower debt. Interest expense is expected to increase during the remainder of the fiscal year as Quantech expects to establish a bank credit facility of up to $2.5 million (see below).

         Minority interest in the HTS net loss increased to $157,282 and $387,435 for the three months and nine months ended March 31, 2001 from $0 during the same periods in 2000 because HTS did not begin operations until April 2000.

         Quantech's net loss attributable to common shareholders and related per share amount for the nine months ended March 31, 2001 reflects $2,470,644 of non-cash beneficial conversion feature charges resulting from equity sales of units consisting of four shares of convertible preferred stock and a warrant. A large number of such unregistered preferred shares were sold in a private placement at a customary discount to the current market price of the common stock. For accounting purposes, the selling price of the equity unit was split between the shares and the warrant, with the warrant value calculated using the Black-Scholes model and the remainder of the selling price assigned to the preferred shares. The resulting difference between the accounting value of the preferred stock and the market price of the common stock created large beneficial conversion feature charges. These charges were due to the nature of the equity sales and had no effect on net loss or cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2001, Quantech has raised approximately $37,400,000 through a combination of public stock sales, private sales of stock and convertible debt obligations and receipts from strategic partners. During the quarter ended March 31, 2001, Quantech and HTS received payments from Mitsubishi in the amounts of $525,000 and $450,000, respectively, for evaluation systems to be delivered during the fourth fiscal quarter, and $900,000 and $1,350,000, respectively, for license agreements.

         Quantech is in discussions to establish a bank credit facility guaranteed by Company directors up to a maximum of $2.5 million. If such credit facility is established, the Company will compensate the directors for their guarantee by granting warrants to purchase Quantech common stock for $1.03 per share (market value at date of guarantee) in the aggregate amount of 500,000 shares, and will pledge as collateral 3.2 million shares of HTS common stock owned by Quantech. In addition, Quantech is seeking to raise $2 to $5 million through the issuance of promissory notes and/or equity.

         Quantech anticipates that its cash on hand along with its bank credit facility, proceeds from the issuance of notes and/or equity and funds to be received from Mitsubishi for evaluation systems and distribution rights in Japan will allow it to maintain operations through August, 2001. Additional financing of approximately $15 million will be needed to develop and submit to the FDA additional tests, establish manufacturing capabilities and begin sales of the system. Quantech has established an investment banking relationship with Southwest Securities to assist the Company in pursuing various strategies related to the financing. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." In addition, HTS anticipates raising up to $15 million for its operations either through strategic partners or the sale of securities. An equity sale would result in a dilution of Quantech's ownership of HTS. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

         Quantech incurred capital expenditures of $942,006 in the nine month period ended March 31, 2001 primarily for automated production equipment and office systems and equipment. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as Quantech and HTS near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Quantech undertakes no obligation to update publicly or revise any forward-looking statements.

         As of May 10, 2001 Quantech had 18,648,112 shares of common stock outstanding.

CAUTIONARY STATEMENTS

         Quantech wishes to caution investors that known and unknown risks and uncertainties, such as the following important factors, among others, in some cases have affected, and in the future could affect, Quantech's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements regarding financing needs, expenditures and other matters made in this document and elsewhere by or on behalf of Quantech.

WE EXPECT TO INCUR LOSSES IN THE FUTURE AND WE NEED ADDITIONAL FINANCING TO ACHIEVE SALES NECESSARY TO REACH A BREAK-EVEN CASH FLOW.

         We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing, manufacturing and general and administrative expenses in the future. We will spend these amounts before we receive any incremental revenue from these efforts. Further financing will be necessary to complete our menu of tests, establish sales and marketing and manufacturing capacity and achieve the sales level required to achieve a break-even cash flow. Additional financing through investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate until revenues can be generated in an amount sufficient to support operations. Quantech does not have any commitments for any such additional financing. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders and could depress the market price of our common stock.

"GOING CONCERN" STATEMENT IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

         Quantech has not had any significant revenues to date. As of June 30, 2000 and March 31, 2001, we had accumulated deficits of $31,900,252 and $43,226,848 respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2000, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

OTHER FACTORS

         As described in Quantech's Form 10-KSB for the year ended June 30, 2000 under Cautionary Statements, there are factors concerning Quantech in addition to those identified above that should be considered including, but not limited to: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on Quantech's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability, risk of loss of investment in HTS and the limited market for Quantech shares.


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

                                                    QUANTECH LTD

                                                    /s/ Robert Case
                                                    ---------------
                                                    Robert Case
                                                    Chief Executive Officer

                                                    /s/ Edward L. Zeman
                                                    -------------------
                                                    Edward L. Zeman
Date: May 11, 2001                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                 March 31, 2001

Exhibit Number                                                      Description
------------------------               -----------------------------------------------------------------
         10.1                          License and Sublicense Agreement between Quantech Ltd. and
                                       Mitsubishi Chemical Corporation dated January 18, 2001.
         10.2                          Option Agreement between Quantech Ltd. and Mitsubishi Chemical
                                       Corporation dated January 18, 2001.
         10.3                          Supply/Purchase Agreement between Quantech Ltd. and Mitsubishi
                                       Chemical Corporation dated January 18, 2001.
         10.4                          License and Sublicense Agreement between HTS Biosystems, Inc. and
                                       Mitsubishi Chemical Corporation dated January 18, 2001.
         10.5                          Option Agreement between HTS Biosystems, Inc. and Mitsubishi
                                       Chemical Corporation dated January 18, 2001.
         10.6                          Supply/Purchase Agreement between HTS Biosystems, Inc. and
                                       Mitsubishi Chemical Corporation dated January 18, 2001.
         10.7                          Distributorship Agreement between HTS Biosystems, Inc. and
                                       Mitsubishi Chemical Corporation dated January 18, 2001.
         10.8                          Distributorship Agreement between Quantech Ltd. and Mibsubishi
                                       Chemical Corporation dated January 18, 2001.
         10.9                          Employment agreement with Edward L. Zeman dated March 22, 2001.