Form 10KSB
period 2001-06-30
QUANTECH LTD /MN/
filed 2001-09-28
CIK 880354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 2001


                         Commission file number 0-19957


                                  QUANTECH LTD.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Minnesota                                  41-1709417
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


                        815 Northwest Parkway, Suite 100
                             Eagan, Minnesota 55121
               --------------------------------------------------
               (Address of Principal Executive Offices; Zip Code)


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
  X   Yes           No
-----       -------

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended June 30, 2001 were $1,101,926.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of September 17, 2001, was approximately $ 18,000,000 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, no par value, outstanding on September 17, 2001:
18,583,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    ----


================================================================================

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I
         Item 1.   Description of Business........................................................     3
         Item 2.   Description of Property........................................................    20
         Item 3.   Legal Proceedings..............................................................    20
         Item 4.   Submission of Matters to a Vote of Security Holders............................    20

PART II
         Item 5.   Market for Common Equity and Related Stockholder Matters.......................    20
         Item 6.   Management's Discussion and Analysis or Plan of Operation......................    21
         Item 7.   Financial Statements...........................................................    25
         Item 8.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.......................................................    25

PART III
         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..............................    59
         Item 10.  Executive Compensation.........................................................    60
         Item 11.  Security Ownership of Certain Beneficial Owners and Management.................    60
         Item 12.  Certain Relationships and Related Transactions.................................    60
         Item 13.  Exhibits and Reports on Form 8-K...............................................    60

Signatures........................................................................................    61

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

COMPANY SUMMARY

GENERAL

         Quantech Ltd. is completing development of its FasTraQ(TM) Patient Treatment Information Platform ("FasTraQ"), a system designed specifically to increase the productivity, speed and cost effectiveness of the hospital Emergency Department ("ED") as it tests patients for a number of different medical conditions. The FasTraQ consists of an instrument that sits on the top of a counter or cart and reads PrePaQ(TM) disposable test cartridges developed by Quantech. Each Quantech PrePaQ test cartridge will contain one or more medical tests such as those for a heart attack or pregnancy. Hand-held communication devices called ReaLinQ(TM) communicators provide real time test results directly from the FasTraQ instrument to the medical staff members treating a patient.

         The FasTraQ produces test results in a manner different from other testing systems because it uses Quantech's proprietary technology based on the quantum physics phenomenon known as surface plasmon resonance ("SPR"), which involves the interaction of light with the electrons of metal. Quantech's technology creates SPR in a controlled environment which enables the FasTraQ to detect and transmit information concerning the presence and quantity of certain native and foreign molecules in blood, urine or other fluids which may be associated with specific diseases or medical conditions. The FasTraQ system also incorporates non-SPR technologies for certain tests with all tests run from the same user interface.

         Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $20 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratories or a smaller, more conveniently located, version of the central laboratories called STAT labs. Obtaining test results from central laboratories takes on average 45 to 90 minutes. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the FasTraQ to address what we believe is a pressing need for a test system that can quickly, in less than 15 minutes on average, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

         We have filed an application with the United States Food and Drug Administration (the "FDA") for clearance of our SPR point-of-care instrument and a test for the pregnancy enzyme hCG, and expect to file an application for the cardiac enzymes myoglobin, troponin I and CK-MB in the near future. Other tests and instrument modules are under development and are expected to be added to the FasTraQ system to provide the various quantitative tests the emergency department requires on an urgent basis.

         Quantech intends to launch the FasTraQ system initially through a Charter Customer rollout program with approximately five U.S. hospitals. It is anticipated that Quantech will begin implementation of the rollout program in the first quarter of 2002 with its SPR instrument module and the hCG and cardiac panel cartridges. As Quantech completes additional modules and cartridges, they would be provided to the Charter Customers. Quantech expects to launch sales of the FasTraQ to customers in various areas of the U.S. after it has received FDA clearance for its launch menu consisting of six cartridges and related modules that provide the capability to run most of the tests commonly ordered by the ED. It is anticipated that launch menu sales will begin approximately nine months after the initial rollout to Charter Customers.

         Quantech also owns 72% of HTS Biosystems, Inc. ("HTS"). HTS is developing its PROTEOMATRIX(TM) solution, a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free detection systems as well as advanced fluorescence and chemiluminescent based technologies supporting all phases of drug discovery and development of unique diagnostics. HTS was formed by combining technology and intellectual property from its initial shareholders, Quantech and Applied Biosystems. This technology portfolio has been expanded, and collaborations with Protein Sciences Corporation, Ciencia, Inc., Boston Probes, Inc., and Mitsubishi Chemical Corporation have been formed, positioning the PROTEOMATRIX solution as a powerful tool for the high-throughput detection of molecular interactions and cellular changes.

PRODUCT DESCRIPTION

General

         The Quantech FasTraQ system is a new multi-menu STAT testing system with real time communication capabilities that is in the final stages of commercial development. The FasTraQ system consists of the testing instrument, PrePaQ disposable test cartridges and ReaLinQ communication units. It will combine accuracy with simplicity of use and automatically transfer information to the appropriate emergency department personnel. The PrePaQ cartridges can process one or several tests at a time and the FasTraQ instrument can simultaneously run up to 20 PrePaQ test cartridges.

         The FasTraQ Testing Instrument

         The Quantech FasTraQ testing instrument is designed to fill the needs of the ED. Most importantly, the FasTraQ instrument is designed to be compatible with new test disposables when Quantech introduces them to the market. As a result, when Quantech adds tests through the introduction of new disposables, its original instrument will accommodate these various tests without system obsolescence or significant training of personnel.

         The FasTraQ instrument consists of a communication module and up to five testing modules. It will be of a size capable of sitting on a bench top or cart. The communication module will contain a microprocessor, a computer touch screen, barcode readers, interfaces for hospital information systems and Quantech testing modules and systems to communicate with the Quantech ReaLinQ communicators. Each test module will be able to run up to four PrePaQ test disposables, and will provide for quality controls and multiple tests per disposable. When the PrePaQ is inserted into a port of the test module an internal bar-code reader identifies the type of tests to be run.

         A touch screen and/or an external barcode reader on the communication module and/or a barcode reader in the ReaLinQ communicator will enable the user to enter both a user number and the patient or specimen ID number. The instrument's computer screen will display test results. The data or results produced by the instrument will also be stored on an internal hard drive, downloaded to the hospital information system, and may be provided on a hard copy through use of a printer or sent to the ED staff via the Quantech ReaLinQ communicators.

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

         The PrePaQ Disposable Test Cartridge

         Quantech's PrePaQ disposable test cartridge consists of an injection molded plastic carrier containing a sensing component. An important feature of the PrePaQ will be the ability to attach a standard vacutainer-type tube, complete with its top intact, to the PrePaQ disposable so that it is easy to use and the user has minimal exposure to the patient sample. One or more separate tests may be performed on a single disposable providing Quantech the capability to develop clinically related panels of tests by simply adding the appropriate reagents. Future PrePaQ disposables for certain tests may also be configured to handle samples of urine and other body fluids.

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

         The ReaLinQ Wireless Communicator

         The ReaLinQ communications network is an optional, dedicated wireless LAN with hand held PDA-type individual communicators, employing proprietary information management software specifically developed for rapid patient treatment information delivery directly to the selected ED caregivers.

         When integrated with the ReaLinQ wireless LAN and hand held PDA-type communicators, the system will enable the wireless delivery of all test request input information, as well as all individual patient test results directly to the selected ED caregivers; anywhere in the ED, in less than 15 minutes without further ED staff intervention. The bi-directional capability of the ReaLinQ allows the emergency physician to acknowledge receipt of the test results and automatically initiate results download to the central lab QC system and hospital charge billing system. The ReaLinQ system can be installed concurrent with the FasTraQ instrument, or at any time after installation.

         Comparison of Product Technologies

         A number of basic methods, whether performed manually or by automated instruments, are utilized in diagnostic testing including immunoassays, DNA probes, electrochemistry, coagulation and chemical reactions. Each of these testing methodologies requires a separate system and the performance of a series of operations by a skilled technologist. These operations consist of sample preparation, addition of reagents, further method-specific manipulations, and reading and interpretation of raw data. Central and STAT laboratory automated systems have mechanized, rather than eliminated many of these steps and have been unable to combine a number of different methodologies or technologies into a single system. Quantech's FasTraQ system, in contrast, can be used for many basic testing methods within a single instrument, but without complicated processing by the operator.

         Central labs provide quality results on a menu of tests; however, STAT test results take on average from 45 to 90 minutes to be returned to the ED. Additionally STAT tests disrupt the batch testing of central labs. Although STAT labs have quicker turnaround time with the quality advantages of the central lab, personnel and equipment requirements of STAT labs result in high test costs. Point-of-care instruments have reduced turnaround time, and in some instances have lower test costs than STAT labs, but fail to meet laboratory quality and ED needs due to lack of interface to the laboratory information system, manipulation of patient sample, nonconcordance with central lab results and lack of quantitative results. Most importantly, their limited test menu keeps them from eliminating the testing time for tests they cannot perform thus making the treatment process only as fast and efficient as the slowest test from the lab. Quantech's FasTraQ system expects to address these shortcomings of the current testing environment and products by combining the advantages of central lab and point-of-care testing into a system with the following anticipated features:

          - STAT quantitative test menu (a number instead of qualitative yes/no)

          - User-friendly system, rapid test turnaround time (less than 15 minutes on average)

          -         Real time monitoring of test information status

          -         Multi-test, single use disposable

          - Cost effective (comparable to central lab STAT test costs, 2x-4x less than STAT lab)

          - Remote results receipt acknowledgement; auto-release of test module

          -         Throughput of up to 20 PrePaQ cartridges simultaneously

          -         Concordance with central lab test results

          - Whole blood/closed tube (vacutainer) patient sample capability

          -         Full-time laboratory information system interface

          -         Automatic user/patient/test/QC input

          -         Internet ordering, training and information transfer

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

         STAT tests are required by critical care physicians in areas such as surgical suites, ICUs/CCUs and EDs because of the time sensitive nature of their treatment. However, results of STAT tests from the central laboratory take on average 45 to 90 minutes for the physician to receive the results. This delay affects patient treatment and increases costs. Although STAT laboratories have been established to reduce this time delay, test costs are often 2-4 times that of the central lab and reduced test time turnaround has not been effectively achieved.

         The United States ED testing market is highly concentrated. There are approximately 1,000 EDs in the United States that each see more than 30,000 patients per year with the average ED in this group seeing 50,000 patients annually. These EDs represent approximately 55% of the ED testing market. Additionally, the majority of hospitals belong to a small number of buying groups such as Columbia/HCA and the Voluntary Hospital Association of America Inc. (VHA). This concentration results in a high level of revenue passing through a limited number of sites.

         Pressure has increased to reduce the length of patient stay and provide a greater portion of services in outpatient settings. Because the cost of providing care in the ED far exceeds those of general medical or surgical units, a primary goal of the ED is to determine the appropriate care path for patients so they may be treated, sent home or moved to a different area of the hospital. Quick determination of this care path is made possible by rapid, accurate and clinically relevant quantitative test results that are efficiently delivered to the care provider. For this reason, STAT labs were established to reduce test turnaround time, but their high test cost and still often lengthy turnaround time have limited their effectiveness in reducing patient treatment costs. Point-of-care ("POC") testing represents a growing segment of the IVD market and a response to rising costs of health care that have produced changes in hospital reimbursement. POC instruments have tried to fill the gap left by STAT labs, but lack of central and STAT lab features and true increases in efficiencies have limited their penetration of the ED testing market.

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

         Because of space limitations in the ED, and a desire not to train personnel on a number of different instruments, a single instrument for the ED STAT test menu is desirable. Such ED STAT test menu includes:

          -         Cardiac marker panel (CK-MB, troponin I, myoglobin)*

          -         hCG (Pregnancy)*

          -         Electrolytes*

          -         Blood Cell panel (WBC, RBC, Hct, Hgh and 3-part diff.)*

          -         Coagulation*

          -         Kidney Panel (Bun/Creatinine)*

          -         Liver Panel

          -         Pancreas (Amylase)

          -         Therapeutic Drug Monitoring (e.g., Digoxin, Theophylline)

          -         Drugs of Abuse (e.g., Cocaine, Marijuana)

---------------
* Quantech's anticipated initial launch menu. Other tests to be subsequently introduced.


         In 2000 there were 100 million patient visits to 4,200 EDs in the United States of which 2,000 EDs saw 76% of the patients. Approximately 60% of these patients received tests. Europe and Japan represent a similar number and concentration of ED patient testing. Quantech estimates the worldwide ED STAT testing market to be more than $6 billion. As a result, a limited number of sites produce a significant amount of STAT testing revenue.

         Quantech will introduce the FasTraQ through its Charter Customer rollout program with a cardiac panel to test for heart attacks and a quantitative pregnancy test. The Company expects to provide a number of the other tests needed by the ED when it launches sales of the system in various areas of the U.S. Because of the FasTraQ's broad test menu, Quantech believes it can achieve substantial market penetration. The Company will pay attention to groupings of tests for particular needs so that all tests necessary for a particular patient can be run on the FasTraQ. Since the needs of other areas of critical care are similar to those tests required by the ED, the Company anticipates that growth into these other areas will be evolutionary.

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

         Cardiac markers are important to help to identify patients who have suffered an AMI. Such tests, however, are most useful if they can be performed in under fifteen minutes in the ED or mobile care unit so that medical personnel may take immediate action. Most of the existing test modalities require a central laboratory system that may delay the results beyond their effective need. The FasTraQ will provide emergency personnel with the ability to receive quantitative results for a heart attack in less than 15 minutes.

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

PATIENT TREATMENT INFORMATION

         In order for a physician to diagnose a patient he or she requires information. The FasTraQ will provide the most critical piece of information: test results. Other information such as patient records, x-rays, etc. are also important. Because the FasTraQ is expected to communicate with the hospital computer information system, it will be able to deliver available non-diagnostic information.

         The ability to converge many pieces of information is the next step for the practice of medicine. Technology is providing many avenues to make this information convergence complete. Quantech is taking advantage of these technologies by providing not just a diagnostic system, but a complete patient treatment information platform.

SALES AND MARKETING

         General

         Quantech has formed a strategic marketing group. Initially this marketing group will begin creating awareness of Quantech and its system, and place the first evaluation systems at Charter Customer sites. Currently Quantech is evaluating whether to use strategic distribution partners to market its products in the United States or use a direct sales force. If a strategic distribution partner is engaged, the marketing group will support this distribution partner and maintain contact with customers to help Quantech monitor the market for future products. If Quantech establishes a direct sales force the marketing group will initiate that effort.

         Quantech is currently in discussions with a number of potential distribution partners. Determination of whether to ultimately market through a strategic partner will be based upon factors such as size of sales force, strength of presence in the ED and hospital, pricing and discounts. The benefits of a strategic partner include lower marketing and sales costs and faster and higher penetration of the market. The disadvantages of a strategic partner include significant distributor discounts, and an unknown commitment to the sale of Quantech products.

         If an appropriate distribution partner cannot be engaged, the marketing group will focus on sales of the system to the highest volume emergency departments. Because of the small number of emergency departments in the United States, and the large amount of revenue that can be provided by each one, the Company believes that a small focused direct sales effort will enable it to effectively penetrate the ED market.

         International

         Shortly after the launch of the FasTraQ in the United States, Quantech intends to begin sales in western Europe and in Japan. These markets are similar to the United States in both menu of STAT testing and concentration of patients in a small number of facilities. Quantech has signed a distribution agreement with Mitsubishi Chemical Corporation for the Japanese market, and has begun identifying potential distribution partners in Europe. The Company will manage and support international distributors if a strategic distribution partner is not engaged.

         Clients

         The purchasing decision for point-of-care (POC) testing equipment is generally made by a POC committee comprised of ED physicians, laboratory management and hospital administrators. As a committee member, the laboratory manager prefers a STAT-testing instrument with the following features:

          - Comparable performance to central lab instrument with concordant results

          -         One (maximum of two) instruments for entire ED STAT menu

          - Full-time, bi-directional laboratory information system ("LIS") interface with information automatically downloaded to LIS

          -         Automated user/patient/test/QC information input

          -         User ID and lockout capability by laboratory

          -         Minimum user training

          - Costs comparable to central lab STAT tests - less than STAT lab

         As the ultimate users, ED personnel must also accept any system that will be used for their STAT testing needs. A system that is acceptable to the ED must provide the following features:

          - Comparable performance to central lab instrument with concordant results

          -         Rapid turnaround time (less than 15 minutes)

          -         One (maximum of two) instruments for entire ED STAT menu

          -         Whole blood, closed collection tube sampling and transfer

          -         Automatic LIS download

          -         User friendly - minimum training and time at instrument

          -         High reliability

          -         Test menu so all patient testing completed

          -         Limitation of steps necessary to receive information

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

         To achieve market penetration of the FasTraQ, Quantech's marketing strategy will be focused on achieving the acceptance of laboratory, ED and administrative personnel. Testing systems to date have been unable to meet the needs of all groups because of technology limitations. The FasTraQ is being designed to meet the requirements of all groups by incorporating the required features into a single platform.

COMPETITION

         The majority of in-vitro medical diagnostic testing is conducted in hospital and commercial reference laboratories. These facilities are particularly suited for efficiently processing a large number of patient samples. While most hospital laboratories must maintain the capability to perform certain STAT tests on single patient samples, most of the samples handled by central laboratories are processed in a continuous running first-in first-out process. The competitors for this market have addressed these laboratories' needs for high-test throughput, low reagent cost and low labor cost by developing automated systems.

         STAT/rapid response labs have been established to improve test turnaround time and reduce interruptions of central lab testing. STAT labs, however, use much of the same instrumentation found in the central lab. These central lab systems are generally complex and expensive, incorporating designs appropriate to the central labs they serve which employ skilled operators who are expected to perform sample preparation, system calibration and basic instrument maintenance. Because of the complexity and expense of these systems, they are not well suited for the STAT lab. In addition, the cost of running STAT tests in the STAT lab is higher than the central lab because of the inability to process a large number of samples and the need to maintain skilled technicians 24 hours a day.

         There are a significant number of companies serving the central clinical laboratory market. Abbott Laboratories, Roche Diagnostics, Johnson & Johnson and Beckman Coulter are large companies that have achieved broad market penetration by developing several technologies targeted at the central lab and have penetrated other market segments including limited POC applications. The FasTraQ will compete with central and STAT laboratory tests to gain market share and, as a result, Quantech will face competitive reaction from these companies. However, the Company is not aware of any comprehensive, single instrument systems by the major players in the IVD market targeted to the ED, which is capable of delivering the operational, productivity and performance benefits of the FasTraQ System.

         Point-of-Care (POC) testing instruments have been developed in an attempt to reduce test turnaround time and in some applications the cost of the STAT lab. Although POC products do reduce test turnaround time for the few tests they can perform, their limited test menu and lack of central lab features do not provide an appropriate solution to the ED STAT testing market. The FasTraQ, however, will not require a skilled technician to operate it, like many POC instruments. But unlike other POC systems, it will be a hybrid, having the features and the quality of results of central lab instruments and the ability to perform a diverse menu of critical ED STAT tests.

         There is significant activity in certain areas of the Critical Care STAT testing segment. Point-of-care companies are addressing limited testing areas such as coagulation, blood gas and basic chemistry (including electrolytes). Three such companies, i-STAT Corp. (marketed by Abbott/Medisense), Diametrics Medical (marketed currently by Agilent Technologies and soon to be transferred to Philips Medical) and Careside, Inc. have become recognized point of care testing systems. Quantech does not believe current products of i-STAT, Diametrics or Careside are capable, however, of providing the broad test menu, especially immunoassays (cardiac, pregnancy, etc.), and productivity features required by the ED. All three systems are single patient instruments with no caregiver direct wireless communications capability.

         With respect to testing for cardiac markers to diagnose a heart attack, most testing is done in the hospital central and STAT labs with test result turnaround times of 45 to 90 minutes on average. Quantech is aware of only a limited number of companies that provide rapid testing for heart attacks. Of such companies, Spectral Diagnostics Limited, a Canadian company, markets a manual method available for certain heart attack tests. Roche Diagnostics markets a manual test for the heart attack marker troponin I. As configured Spectral's and Roche's heart attack tests can provide only yes/no results instead of quantitative results such as those provided by central laboratory systems. Biosite Diagnostics and First Medical have introduced instruments and tests for heart attacks. Quantech believes that the two systems are not able to provide the number of tests and other STAT testing requirements expected to be available on the FasTraQ. Quantech believes that the broad test menu and productivity improvement features of the FasTraQ system will provide it with a competitive advantage over other systems.

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

THE TECHNOLOGY

         At the core of Quantech's FasTraQ system is a biosensor which incorporates Quantech's proprietary method of using surface plasmon resonance ("SPR") to detect certain chemical conditions. A biosensor is an analytical device that combines a biological sensing or detection element with a suitable transducer that converts biochemical activity into a measurable form of energy. A biosensor's input is a specific biological event. Its output is a measurable signal that corresponds to the input.

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

         Quantech has also entered into a technology license agreement with Diametrics Medical, Inc. to provide electrolyte testing capability in the FasTraQ system. The agreement provides Quantech with a non-exclusive license to use Diametrics' proprietary technology in the FasTraQ instrument and PrePaQ cartridges. The Diametrics technology is an electrical based sensor system using established technology and components.

         Quantech is also developing a hematology test that is optically based, like the SPR tests, but uses a different detection method. All test cartridges, whether using SPR or other detection methods, make use of Quantech's proprietary cartridge technology and are run from the same user interface.

MANUFACTURING

         Quantech's system is comprised of a modular instrument, disposable cartridges and communicators. The instrument consists of electronics and optics, most of which are off the shelf parts, and does not require complicated assembly procedures. The ReaLinQ communicators are based upon current handheld data transfer devices.

Production of the FasTraQ instrument and ReaLinQ communicators will be performed by a contract manufacturer to Quantech under quality standards set by the Company. The contract supplier has not yet been selected.

         Quantech's SPR cartridge consists of two parts, the sensor grating piece with the metal coating and the carrier for such piece. Both the coated sensor grating and carrier will be produced by contract suppliers according to Quantech specifications. These pieces will be shipped to either Quantech or another contract manufacturer to complete final manufacturing of the disposable. This final manufacturing will consist of applying the assay (chemistry) on the gold coated sensor grating, placing the final grating piece into the carrier, performing the final assembly, labeling the unit and packaging the disposable for final shipment. Non-SPR cartridges will consist of plastic carriers, very similar to those used for SPR cartridges, with various internal sensors depending on the detection method being used.

         Quantech has entered into a non-exclusive OEM supply agreement with Diametrics Medical, Inc. under which Diametrics will manufacture and supply its proprietary electrolyte testing components to Quantech for use in the FasTraQ instrument and PrePaQ cartridge. The agreement calls for minimum annual purchases of certain components beginning in April 2002.

REGULATORY ENVIRONMENT

         Quantech has received clearance from the United States Food and Drug Administration (the "FDA") to market in the clinical environment its cardiac tests, myoglobin and CK-MB, and its pregnancy test, hCG. Quantech has also filed applications for FDA clearance of its point-of-care instrument and test for the pregnancy enzyme hCG, and expects to file an application for the cardiac enzymes myoglobin, troponin I and CK-MB in the near future. Additional tests are in various stages of development and must also be cleared by the FDA.

         Quantech believes that the products it initially proposes to manufacture and market will be classified as medical devices and will therefore be subject to regulation by the FDA and, in some instances, by foreign government authorities. Under the 1990 Safe Medical Device amendments to the Federal Food, Drug and Cosmetics Act (the "FFDCA") and regulations promulgated thereunder, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing and packaging of medical devices. Under the FFDCA, medical devices are subject to different levels of testing and review. The most comprehensive level of review requires that a clinical evaluation program be conducted before a device receives premarket approval by the FDA for commercial distribution. As a manufacturer of medical devices, Quantech will also be subject to certain other FDA regulations, and its manufacturing processes and facilities will be subject to periodic inspection, without warning, to ensure compliance. Comparable agencies in certain states and foreign countries will also regulate Quantech's activities. Quantech's products could be subject to recall by the FDA or Quantech itself, if it appears that the products and their use do not conform to regulations.

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

         Quantech believes that premarket clearance can be obtained for its initial system and tests through submission of a 510(k) premarket notification ("510(k) Notification") demonstrating the product's substantial equivalence to another device legally marketed pursuant to 510(k) Notification clearance. The FDA may also require, in connection with the 510(k) Notification, that it be provided with the test results supporting this claim. The FDA may further require, in connection with the 510(k) Notification, that it be provided with test results demonstrating the safety and efficacy of the device. Under certain circumstances, such clinical data can be obtained only after submitting to the FDA an application for an Investigational Device Exemption ("IDE").

         For new products that are not considered to be "substantially equivalent" to an existing device, two levels of FDA approval will probably be required before marketing in the United States can begin. First, the FDA and participating medical institutions must approve Quantech's application for an IDE, permitting clinical evaluations of the product utilizing human samples under controlled experimental conditions. Second, the FDA must grant to Quantech a Premarket Approval ("PMA"). The FDA should grant a PMA if it finds that the product complies with all regulations and manufacturing standards. In addition, the FDA may require further clinical evaluation of the product, or it may grant a PMA but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. Completion of this process could take up to 12 months and involve significant costs. Quantech believes it is unlikely that it will be required to obtain a PMA with respect to any of its currently proposed products, except where mandated by the FDA such as HIV, cancer and hepatitis detection tests. Any claims of panel diagnostics are subject to a PMA procedure. Quantech anticipates that it will make claims in reference to its cardiac markers. These claims will be made after the products are marketed with only single claim implications. Accordingly, the products should not be delayed in their initial introduction. If a PMA is required for Quantech's initial system, introduction of the initial system likely would be significantly delayed, which could have a material adverse effect on Quantech, although indications from the FDA are consistent with a 510(k) filing.

         For products subject to either 510(k) or PMA regulations, the FDA requires that Quantech conduct any required studies following Good Clinical Practice and Good Laboratory Practice guidelines. Also, the manufacture of products subject to 510(k) or PMA regulations both must be in accordance with current Good Manufacturing Practice. For sale in foreign countries, compliance with ISO 9000 standards will be required. Sales of medical devices outside the U.S. are subject to foreign regulatory requirements. Medical devices may not be sold in EU countries unless they display CE mark certification. Quantech's products will be manufactured according to ISO 9001 and EN 46001 quality standards and Quantech expects to be able to apply the CE mark to its products. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, Quantech must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of Section 801(e) of the United States Food, Drug and Cosmetic Act.

         Specific requirements demanded of a laboratory depend upon the complexity of the test performed. CLIA regulations establish three categories of laboratory tests, for which regulatory requirements become increasingly stringent as the complexity of the test rises: (1) tests that require little or no operator skill which allows for a waiver of the regulations; (2) tests of moderate complexity; and (3) highly complex tests which require significant operator skill or training. All laboratories performing tests of moderate or high complexity must obtain either a registration certificate or a certificate of accreditation from Health Care Financing Administration ("HCFA") or an organization to whom HCFA has delegated such authority. HCFA has allowed electronic controls for some POC instruments to serve the function of daily quality control performance to allow non-laboratory personnel to run such POC systems. The tests to be performed by Quantech's system are initially expected to fall within the moderate complexity class as defined by current CLIA regulations, as all analogous POC instruments that are presently on the market are classified in this manner. In practical terms, performing a test of moderate complexity means that the individual supervising the test, i.e. the physician, pathologist or laboratory director, must be well educated and well trained, whereas the individual who operates the machine requires no formal laboratory education and only task-specific training. Quantech may, but has not yet, applied for the waiver.

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

         The Applied Biosystems Agreement

         Quantech provided Applied Biosystems ("AB") with exclusive worldwide rights to the SPR technology licensed from Ares-Serono for products other than those regulated by the FDA or products sold outside the United States if they would be regulated by the FDA if sold in the United States. AB also received two of Quantech's SPR research breadboards. As part of AB's research and development efforts, it applied certain of its technology to develop a large density, high-throughput diagnostic breadboard using Quantech's SPR technology (the "AB High Density Technology"). AB granted Quantech an exclusive worldwide license to the AB High Density Technology for use in FDA medical diagnostics.

         Through the optical and chemistry deposition advancements made by AB, the system can read up to 10,000 test areas on a single 1 cm by 1 cm slide. Quantech believes such two dimensional array capability, as now used in genomic screening research, should allow Quantech to expand the FasTraQ upstream from the critical care area to the central laboratory. Vertical expansion to intensive care units, surgical suites, doctor offices and home testing should also be possible. Future generations of Quantech's current FasTraQ system are also expected to benefit from the AB technology by reducing the number of unique test cartridges needed to perform the same number of tests which reduces inventory requirements and manufacturing costs.

         The royalty to be paid by Quantech will be 8% of gross sales of Quantech products which include the AB technology. If Quantech does not proceed to commercialize the SPR based technology licensed from AB, all rights revert back to AB. The AB technology will not be initially incorporated into the FasTraQ system.

HTS Biosystems, Inc.

         After Quantech and AB significantly advanced the state-of-the-art in the SPR technology, they agreed that a separate company, which could be focused on promoting the non-medical use of the SPR technology, would be most effective in bringing products to market without affecting mainstream activities of either company. Quantech and AB formed HTS Biosystems, Inc. ("HTS") which is 72% owned by Quantech and 18% owned by AB. AB provided HTS: 1. a sub-license to all of its rights to the Quantech SPR technology (the "Sublicense"); 2. a license for non-medical use of the AB High Density Technology (the "License"); 3. one of AB's Quantech SPR breadboard instruments; and 4. the AB breadboard for the AB High Density Technology. Quantech is required to provide HTS with office space, management support, technical assistance and any other needs required by HTS until HTS is funded in a manner adequate to support its own operations.

         HTS will owe to AB: 1. a 4% royalty on products using only SPR other than those for use in the food and beverages, chemical and industrial and environmental testing markets; 2. a 4% royalty on products using only the AB High Density Technology; and 3. a 6% royalty on products using both technologies. No minimum royalties, or royalties on the first $3 million of sales, are required to be paid. Quantech receives 15% of any royalties paid to AB by HTS for products which incorporate Quantech's SPR technology. In the event that HTS does not seek to commercialize the SPR or AB High Density Technology, then the rights revert back to AB. AB also has a five-year right of first negotiation in the event that HTS wishes to license or sell any of its technology licensed from AB. Quantech is entitled to an 8% royalty on products using its SPR technology sold to the food and beverages, chemical and industrial and environmental testing markets.

         HTS is developing its PROTEOMATRIX solution, a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free (SPR based) detection systems as well as advanced fluorescence- and chemiluminescence-based technologies supporting all phases of drug discovery and development of unique diagnostics.

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

--------------------------------------------------------------------------------------------------------------------------------
       PATENT NAME                     DESCRIPTION                U.S. GRANT DATE                COUNTRIES GRANTED
--------------------------------------------------------------------------------------------------------------------------------
Merlin I                   Patent for  grating coupled SPR          06/05/90        AT, AU, BE, CA, CH, DE, EP, FR, GB, IT,
                           biosensor. Used in FasTraQ System                        JP, LU, NL, NO, SE, WO
--------------------------------------------------------------------------------------------------------------------------------
Merlin II                  Patent for grating coupled SPR           21/11/89        AT, AU, BE, CA, CH, DE, EP, FR, GB, IT,
                           biosensor. Used in FasTraQ System                        JP, LU, NL, NO, SE, WO
--------------------------------------------------------------------------------------------------------------------------------
Cellulose Nitrate Films    Patent for grating coupled SPR           12/02/91        AT, AU, BE, CA, CH, DE, EP, ES, FR, GB,
                           biosensor. Used in FasTraQ System                        GR, IL, IT, JP, LU, NL, SE
--------------------------------------------------------------------------------------------------------------------------------
Calibration Notches        Not used in FasTraQ                      09/05/89        AT, AU, BE, CA, CH, DE, EP, ES, FR, GB,
                                                                                    GR, IL, IT, JP, LU, NL, SE
--------------------------------------------------------------------------------------------------------------------------------
Enhanced SPR biosensor     Not used in FasTraQ                      7/1/00          AT, AU, BE, CA, CH, DE, EP, ES, FR, GB,
assay                                                                               GR, IL, IT, JP, LU, NL, SE
--------------------------------------------------------------------------------------------------------------------------------
Sensor Using Photoresist   Not used in FasTraQ                      09/03/88        AT, AU, BE, CA, CH, DE, EP, FR, GB, IT,
                                                                                    LU, NL, NO, SE, WO
--------------------------------------------------------------------------------------------------------------------------------
Waveguide Sensor           Not used in FasTraQ                      N/A             AT, AU, BE, CA, CH, DE, EP, ES, FR, GB,
                                                                                    IT, JP, LU, NL, NO, SE, WO
--------------------------------------------------------------------------------------------------------------------------------
Restrahlen Effect Sensor   Not used in FasTraQ                      N/A             GB ONLY
--------------------------------------------------------------------------------------------------------------------------------

         All developments by Quantech pursuant to the Ares-Serono license, either proprietary or patentable in nature, are the property of Quantech. We have made a number of advances that may be patentable and we are reviewing registration of additional patents.

EMPLOYEES

         Quantech employs 32 people on a full and part-time basis and engages consultants and independent contractors to provide services related to the development of the FasTraQ system and marketing. Quantech expects to hire other personnel as necessary for system development, quality control, sales and marketing, manufacturing and administration.

CAUTIONARY STATEMENTS

MANY OF THE STATEMENTS CONTAINED IN THIS 10-KSB CONSTITUTE "FORWARD LOOKING STATEMENTS." SUCH STATEMENTS ARE MANAGEMENT'S EXPECTATIONS OR FORECASTS, NOT HISTORICAL FACTS, AND TYPICALLY RELATE TO PRODUCT DESIGN AND DEVELOPMENT, FDA APPROVAL, COMMERCIALIZATION, FINANCING NEEDS AND FINANCIAL RESULTS, AMONG OTHERS. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "COULD,"

"POSSIBLE," "PLAN," "PROJECT," "WILL," "FORECAST," AND SIMILAR WORDS OR EXPRESSIONS. SUCH STATEMENTS CANNOT BE GUARANTEED AND INVOLVE RISK AND UNCERTAINTIES, KNOWN AND UNKNOWN, INCLUDING THOSE IDENTIFIED BELOW AND ELSEWHERE IN THIS REPORT AND OTHER FILINGS WITH THE SEC. SUCH RISKS MAY CAUSE ACTUAL RISKS TO DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. QUANTECH UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS. IT IS NOT POSSIBLE TO FORESEE OR IDENTIFY ALL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTED OR HISTORIC RESULTS. AS SUCH, INVESTORS SHOULD NOT CONSIDER ANY LIST OF SUCH FACTORS TO BE AN EXHAUSTIVE STATEMENT OF ALL RISKS, UNCERTAINTIES OR POTENTIALLY INACCURATE ASSUMPTIONS.

WE EXPECT TO INCUR LOSSES IN THE FUTURE AND WE NEED ADDITIONAL FINANCING TO ACHIEVE SALES NECESSARY TO REACH A BREAK-EVEN CASH FLOW.

         We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing, manufacturing and general and administrative expenses in the future. We will spend these amounts before we receive any incremental revenue from these efforts. Further financing will be necessary to complete Quantech's menu of tests, establish sales and marketing and manufacturing capacity and achieve the sales level required to achieve a break-even cash flow. Additional financing through investment capital, funding by strategic partner(s) or licensing revenues will be needed to operate until revenues can be generated in an amount sufficient to support operations. Quantech does not have any commitments for any such additional financing and does not anticipate receiving any additional significant funding from commercial lenders until product sales commence. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech stockholders and could depress the market price of our capital stock.

"GOING CONCERN" STATEMENT IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

         Quantech has not had any significant revenues to date. As of June 30, 2000 and 2001 we had accumulated deficits of $31,900,252 and $45,955,513, respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2001, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern. The above factors may make it more difficult for Quantech to raise additional capital.

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

DEVELOPMENT OF TEST MENU IS NOT COMPLETE AND FURTHER TESTS ARE EXPECTED TO BE NECESSARY FOR PRODUCT LAUNCH.

         Quantech has developed tests for cardiac markers and pregnancy using its SPR technology. Although once FDA approval is obtained these will be salable products, we do not believe that these tests are sufficient to launch a successful product. Additional tests for the FasTraQ System are under development, some of which incorporate analytical methods other than SPR. There can be no assurance that Quantech will develop in a timely manner the additional tests we believe are required to launch the FasTraQ System.

WE MAY NOT SUCCEED IN PERSUADING POTENTIAL BUYERS TO REPLACE EXISTING EQUIPMENT AND FACILITIES WITH OUR SYSTEM OR IN CONVINCING THE MEDICAL COMMUNITY AND THIRD-PARTY PAYERS OF THE RELIABILITY, FASTER SPEED AND LOWER COST OF TESTS CONDUCTED ON THE FASTRAQ.

         In general, the commercial success of the FasTraQ will depend upon its acceptance by the medical community and third-party payers as a reliable and economical product. The approval of the purchase of diagnostic test systems by a hospital is generally controlled by its central laboratory. We expect that there will be resistance by some central laboratories to a new system until it is proven to have a level of accuracy and precision comparable to current hospital tests. Finally, the system must provide to emergency department doctors results of STAT tests quicker than they currently receive hospital tests.

WE HAVE NOT ESTABLISHED A DISTRIBUTION SYSTEM AND MAY NOT HAVE THE RESOURCES TO EFFECTIVELY MARKET OUR PRODUCT.

         We have had no experience in marketing our system. We intend to market our system in the United States through either a direct sales force or through a strategic partner/distributor with an established distribution system, and in foreign markets through a distributor(s) and/or strategic partner(s), but no assurance can be given that such arrangements can be made. Establishing sales and marketing capability sufficient to support the level of sales necessary for us to attain profitability will require substantial efforts and significant management and financial resources. There can be no assurance that we will be able to recruit and retain direct sales and marketing personnel, engage distributors or have our marketing efforts be successful.

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

WE HAVE VERY LIMITED MANUFACTURING AND PRODUCTION EXPERIENCE AND HAVE NOT YET CONTRACTED WITH THIRD PARTY MANUFACTURERS.

         To be successful, we must timely manufacture sufficient quantities of the FasTraQ instrument, PrePaQ test cartridges and ReaLinQ communicators in compliance with regulatory requirements, such as the FDA's Good Manufacturing Practices, while maintaining product quality and acceptable manufacturing costs. The instrument, communicators and many components of the test cartridges will be manufactured by outside vendors. We have only entered into one agreement with such outside vendors for the supply of electrolyte test components. While we have been working with various vendors during the development work, there can be no assurance that we can engage additional vendors for our manufacturing needs. Further, if engaged, the limited control we have over any third party manufacturers as to timeliness of production, delivery and other factors could affect our ability to supply products on a timely basis.

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

         Use of the FasTraQ system will be subject to the Clinical Laboratory Improvement Act of 1988. This regulation governs the qualifications of persons supervising a laboratory test and the persons performing the laboratory test. We have based our marketing plan on the belief that our system will be classified as a test of moderate complexity. However, we have not sought the necessary regulatory approval of this classification. In practical terms, performing a test of moderate complexity means that the individual supervising the test must be well educated and well trained, but the individual operating the system requires no formal laboratory education and only task-specific training. If our system were not classified as a test of moderate complexity, we would not have a user-friendly operation advantage, which could have an adverse effect on sales.

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

WE ARE DEPENDENT UPON OUR EMPLOYEES, THE LOSS OF WHICH COULD LEAVE QUANTECH WITHOUT SUFFICIENT MANAGEMENT EXPERTISE TO CONTINUE OPERATIONS SUCCESSFULLY.

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

         The manufacture and sale of our products will expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently do not maintain insurance; however, prior to marketing our product we intend to obtain product liability insurance coverage in an amount which we deem appropriate. There can be no assurance that such insurance will be available on commercially reasonable terms or that if obtained it will be adequate to cover the costs of any product liability claims made against us.

QUANTECH OWNERSHIP OF HTS BIOSYSTEMS WILL BE DILUTED AND THE VALUE OF THIS ASSET COULD DECREASE.

         We own 72% of the Preferred Stock of HTS Biosystems. A decrease in the market value of HTS would result in a decrease in the value of this asset to Quantech. In addition, HTS must raise capital to continue its operations. It is anticipated that this capital will come from the sale of equity securities. This sale would result in Quantech's ownership in HTS going down and if the value of HTS does not rise the value of this asset to Quantech would be less.

SHARES ELIGIBLE FOR FUTURE SALE COULD DEPRESS THE MARKET PRICE OF QUANTECH'S COMMON STOCK AND MAKE IT MORE DIFFICULT FOR QUANTECH TO RAISE THE FUNDS IT NEEDS TO SURVIVE.

         Nearly all shares of Quantech's outstanding capital stock are eligible to be sold in the public market along with almost all shares that may be obtained upon exercise of outstanding options and warrants. The sale of a large number of shares could adversely affect the market price and liquidity of Quantech's securities. Such potential adverse effects on price and liquidity, or the concern over these issues, could make it more difficult for Quantech to raise required future funds.

OUR STOCK PRICE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, VOLATILE.

         We believe that factors such as announcements of developments by us or our competitors, general conditions in the health care or medical diagnostic markets and conditions in the financial markets could cause the price of our Capital Stock to fluctuate substantially. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market prices for many emerging growth companies and which have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the price of our capital stock.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Quantech's common stock is quoted on the local over-the-counter and the OTC Bulletin Board under the symbol QQQQ. Although trading in Quantech's common stock does occur on a consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for Quantech's common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

         The following table summarizes the quarterly high and low sale prices of Quantech's common stock for the last two fiscal years. The closing price of Quantech's common stock on September 17, 2001 was $1.43 per share.

                                                                      HIGH                    LOW
                                                                  -------------          -------------
          Fiscal 2000
                   First Quarter                                     $  1.69                $  1.06
                   Second Quarter                                    $  1.50                $  0.88
                   Third Quarter                                     $  5.00                $  1.09
                   Fourth Quarter                                    $  4.13                $  2.50
          Fiscal 2001
                   First Quarter                                     $  3.75                $  2.63
                   Second Quarter                                    $  3.41                $  1.81
                   Third Quarter                                     $  2.84                $  1.47
                   Fourth Quarter                                    $  2.05                $  1.03

         As of September 17, 2001, Quantech had approximately 700 holders of record of its common stock, excluding stockholders whose stock is held either in nominee name or street name brokerage accounts. Based on information obtained from Quantech's transfer agent, as of such date, there were approximately 3,800 stockholders of Quantech's common stock whose stock is held in either nominee name or street name brokerage accounts.

                                 DIVIDEND POLICY

         Quantech has never paid a cash dividend on any of its capital stock. Payment of dividends is at the discretion of the board of directors. The board of directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the near future.

                           UNREGISTERED SALES OF STOCK

         In May 2001, Quantech granted warrants to certain directors as compensation for participating as co-borrowers in establishing a bank credit facility of up to a maximum of $2.5 million. The directors were granted warrants to purchase Quantech common stock for $1.03 per share (market value at date of credit facility) in the aggregate amount of 500,000 shares. In addition, Quantech pledged to the directors as collateral 3.2 million shares of HTS common stock owned by Quantech. The credit facility expires on December 1, 2001. As of September 17, 2001, $1,924,871 was outstanding on this credit facility.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

HISTORY

     Quantech was formed under the laws of Minnesota for the purpose of effecting the change of domicile of Spectrum Diagnostics S.p.A ("SDS") from Italy to the state of Minnesota through the merger with SDS on April 14, 1993. Quantech had no operations prior to the merger and is continuing the business of SDS to commercialize Surface Plasmon Resonance ("SPR") technology licensed from Ares-Serono. SPR is the core technology of Quantech's proposed
FasTraQ(TM) system. The FasTraQ system will first be marketed to hospital emergency departments ("ED") and is expected to provide a single, simple and economical system providing the rapid, quantitative STAT test menu EDs require. The Quantech system configuration will consist of a bench top modular instrument, a series of disposable test cartridges and wireless handheld communication devices to quickly provide test information.

         Quantech's consolidated financial statements include the results of its majority owned subsidiary, HTS Biosystems ("HTS") of which Quantech currently has 72% ownership. The HTS PROTEOMATRIX(TM) solution is a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free detection systems as well as advanced fluorescence and chemiluminescent based technologies supporting all phases of drug discovery and development of unique diagnostics. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems. This technology portfolio has been expanded, and collaborations with Protein Sciences Corporation, Ciencia, Inc., Boston Probes, Inc., and Mitsubishi Chemical Corporation have been formed, positioning the PROTEOMATRIX solution as a powerful tool for the high-throughput detection of molecular interactions and cellular changes.

         Quantech is a development stage company which has suffered losses from operations since inception. The Company will require additional financing to complete development of its FasTraQ system, obtain FDA clearance and commercialize, market and sell its product in order to attain profitable operations. While management is actively seeking additional funding, Quantech does not have any commitments for any such funding and there can be no assurance that Quantech will be able to obtain such funding when needed. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         Quantech has incurred a net loss of $39,836,085 from September 30, 1991 (date of inception) through June 30, 2001 due to expenses related to formation and operation of SDS in Italy, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of Quantech's predecessor, Spectrum Diagnostics Inc., and interest on borrowed funds. In addition, an investment of $3,356,629 was made when Quantech purchased the rights to the SPR technology.

         Quantech reported that revenue increased during the year ended June 30, 2001 to $1,101,926 from $150,000 for the year ended June 30, 2000. The increase was due to higher sales of evaluation systems and licensing revenue to Mitsubishi Chemical Corporation, Quantech's distribution partner in Asia. During fiscal year 2002 we expect to earn additional licensing revenue, but do not expect significant sales of instruments or cartridges.

         General and administration expenses increased to $2,993,702 for the year ended June 30, 2001 from $1,876,930 for the year ended June 30, 2000. The increase in general and administration expenses was primarily due to start up costs for the HTS Biosystems subsidiary and expenses related to Quantech expansion. We expect general and administrative expenses to increase in the future as Quantech and HTS complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

         Marketing expenses decreased slightly to $1,031,981 for the year ended June 30, 2001 from $1,059,063 for the year ended June 30, 2000 due to lower outside market research expenses offset by expenses related to establishing an internal marketing function. We expect marketing expenses to increase in the future as Quantech and HTS prepare for market launch and begin to distribute their products.

         Research and development costs increased to $9,022,385 during the year ended June 30, 2001 from $3,269,590 for the year ended June 30, 2000. The increase was primarily due to increased internal and outside development work at Quantech, including expenses to conduct clinical trials, and the initial development work at HTS. We expect research and development spending to significantly increase as Quantech and HTS complete the commercial development of their systems and begin to establish higher volume manufacturing capabilities.

         There was no minimum royalty expense in fiscal 2001 compared to $75,000 in fiscal 2000 due to the final minimum royalty payment made to Ares-Serono in January 2000. In the future, we expect to incur additional royalty expense when royalties based on revenues exceed minimum payments.

         For the year ended June 30, 2001 Quantech had interest income of $128,070 compared to $27,562 for the 2000 fiscal year as a result of more cash on hand from the proceeds of offerings for Quantech and HTS.

         Interest expense increased to $47,211 during the year ended June 30, 2001 from $42,509 during the year ended June 30, 2000 as a result of increased debt. Interest expense is expected to increase during fiscal year 2002 due to higher average debt outstanding.

         During fiscal year 2001 the expense credit for minority interest increased to $398,915 compared to $122,677 in fiscal 2000 due to the higher net loss at HTS.

         For the year ended June 30, 2001, Quantech had a loss of $11,466,368 as compared to $6,022,853 for the same period ended June 30, 2000. The increased loss was primarily a result of higher general and administrative and research and development expenses during fiscal year 2001, partially offset by higher revenue and the larger expense credit for the minority interest in the subsidiary. Excluding the results of HTS Biosystems, Quantech had a loss for the year ended June 30, 2001 of $9,009,153 as compared to $5,568,494 for the same period ended June 30, 2000.

         Quantech's earnings per share figures for fiscal years 2001 and 2000 reflect large non-cash charges resulting from the sale of convertible securities. These "beneficial conversion feature of preferred stock" and "preferred stock accretion" charges were due to the accounting treatment of equity sales and had no effect on cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to June 30, 2001, Quantech has raised approximately $34.7 million through a combination of public stock sales and private sales of stock and debt obligations. In May 2001, Quantech established a bank credit facility of up to a maximum of $2.5 million, in which certain of the directors participated as co-borrowers. Quantech compensated the directors for their participation by granting each of them warrants to purchase Quantech common stock for $1.03 per share (market value at date of credit facility) in the aggregate amount of 500,000 shares. In addition, Quantech pledged to the directors as collateral 3.2 million shares of HTS common stock owned by Quantech. The credit facility expires on December 1, 2001. As of September 17, 2001, $1,924,871 was outstanding on this credit facility.

         In July 2001, Quantech implemented a company-wide plan to conserve cash while pursuing additional funding for system commercialization. The cash conservation plan included a 20% reduction in workforce and temporary salary reductions by senior personnel.

         In August 2001, Quantech raised bridge financing with net proceeds of $958,960 through the sale of convertible promissory notes. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 1,388,800 shares of HTS common stock owned by Quantech. The notes may be converted into shares of the equity security (the "Next Financing Shares") sold by Quantech in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders also received a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of 80% of the purchase price per share of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the warrant, the warrant becomes exercisable to purchase, at $1.00 per share, the number of shares of common stock into which the note is then convertible.

         Quantech anticipates that its cash on hand and bank credit facility will allow it to maintain its current level of operations into November 2001. Quantech is actively pursuing additional bridge financing through the issuance of additional convertible promissory notes as described above, and has signed a non-binding term sheet to raise approximately $1.5 million through the issuance of promissory notes. Quantech is in the process of negotiating the terms of the notes. Such financing will allow Quantech to continue its current level of operations into the first quarter of 2002. If such financing cannot be raised, Quantech will have to scale back its operations.

         Additional financing of approximately $10 to $12 million will be needed to develop and submit to the FDA additional tests, complete customer evaluations of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Quantech does not anticipate receiving any significant funding from commercial lenders other than the $2.5 million credit facility mentioned above. In addition, HTS Biosystems anticipates raising additional capital. An equity financing by HTS would result in a dilution of Quantech ownership of HTS. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

         Quantech incurred capital expenditures of approximately $1.2 million in fiscal 2001 primarily for automated cartridge production equipment and office systems and equipment. We anticipate significantly higher capital expenditures in the future for laboratory and production equipment and facility expansion as Quantech and HTS near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

         As of September 17, 2001 Quantech had 18,583,712 shares of Common Stock outstanding. It also had options and warrants outstanding to purchase an additional 8,638,064 shares plus convertible notes and warrants issued in August 2001, as described above, for a presently indeterminable number of shares.

NEW ACCOUNTING PRONOUNCEMENTS

          REVENUE RECOGNITION: The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company adopted SAB No. 101 in the first quarter of the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a significant effect on its financial statements.

          DERIVATIVES: The FASB has issued SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which the Company will be required to adopt in the fiscal year ended June 30, 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is not expected to have a significant effect on the Company's financial statements.

         PRONOUNCEMENTS ISSUED NOT YET ADOPTED: In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported intangible assets. The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards is not expected to have a material impact on the Company's financial statements.

         In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending June 30, 2003. Management expects the adoption of this standard will not have a material impact on the financial statements.

ITEM 7. FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                                                   Page
                                                                                                   ----
Financial Statements for Fiscal Years 2001 and 2000

Independent Auditors Report...................................................................     26

Balance Sheets as of June 30, 2001 and 2000...................................................     27-28

Statements of Operations For the Period from Inception (September 30, 1991)
  through June 30, 2001 and for the Years Ended June 30, 2001 and 2000........................     29

Statements of Stockholders' Equity (Deficit) For the Period from Inception
  (September 30, 1991) through June 30, 2001..................................................     30-37

Statement of Cash Flows For the Period from Inception (September 30, 1991)
  through June 30, 2001 and for the Years Ended June 30, 2001 and 2000........................     38-41

Notes to Financial Statements.................................................................     42-58

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and the Board of Directors
Quantech Ltd. and Subsidiary
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Quantech Ltd. and Subsidiary (A Development Stage Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from September 30, 1991 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantech Ltd. and Subsidiary (A Development Stage Company) as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from September 30, 1991 (date of inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota                          /s/ McGladrey & Pullen, LLP
September 12, 2001

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000


ASSETS                                                                                          2001                2000
------                                                                                       -----------         -----------
Current Assets
  Cash and cash equivalents                                                                  $ 2,162,479         $ 1,328,797
  8% demand note receivable from officer                                                         151,963             141,000
  Prepaid expenses                                                                                29,376              44,261
                                                                                             -----------         -----------
    TOTAL CURRENT ASSETS                                                                       2,343,818           1,514,058
                                                                                             -----------         -----------

Property and Equipment
  Equipment                                                                                    2,350,964           1,193,898
  Leasehold improvements                                                                          72,059              28,634
                                                                                             -----------         -----------
                                                                                               2,423,023           1,222,532

  Less accumulated depreciation                                                                  619,183             278,088
                                                                                             -----------         -----------
                                                                                               1,803,840             944,444
                                                                                             -----------         -----------

Other Assets
  License agreement, at cost, less accumulated amortization (Note 4)                           1,755,924           2,082,553
  Patents                                                                                        128,115              25,816
  Deposits                                                                                        37,793              79,457
                                                                                             -----------         -----------
                                                                                               1,921,832           2,187,826
                                                                                             -----------         -----------
                                                                                             $ 6,069,490         $ 4,646,328
                                                                                             ===========         ===========


See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                  2001                2000
----------------------------------------------                                               -----------         -----------
Current Liabilities
  Short-term debt (Note 3)                                                                   $ 1,931,871         $   750,000
  Current portion of capital lease obligation (Note 5)                                                --              57,770
  Accounts payable                                                                               871,699             614,592
  Accrued expenses                                                                               203,234             142,513
  Deferred revenue (Note 4)                                                                    1,038,412                  --
                                                                                             -----------         -----------
    TOTAL CURRENT LIABILITIES                                                                  4,045,216           1,564,876
                                                                                             -----------         -----------

Capital lease obligation, net of current portion (Note 5)                                             --              46,009
                                                                                             -----------         -----------

Deferred revenue (Note 4)                                                                      3,212,157                  --
                                                                                             -----------         -----------

Redeemable Series A Preferred Stock, converted to common stock in
  2001 (Note 6)                                                                                       --           4,495,245
                                                                                             -----------         -----------

Minority Interest in Subsidiary                                                                       --             339,685
                                                                                             -----------         -----------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity (Deficit) (Notes 2, 3, 4, 6, and 7)
  Common stock, no par value; authorized 59,913,000 shares; issued and outstanding 18,583,712 and 6,204,416 shares at June 30, 2001 and 2000,
    respectively                                                                              33,479,786          19,959,765
  Series B Preferred Stock, converted to common stock in 2001                                         --           1,874,073
  Series C Preferred Stock, converted to common stock in 2001                                         --             973,100
  Stock subscription receivable                                                                   (9,782)            (20,000)
  Additional paid-in capital                                                                  11,297,626           7,313,828
  Deficit accumulated during the development stage                                           (45,955,513)        (31,900,252)
                                                                                             -----------         -----------
                                                                                              (1,187,883)         (1,799,486)
                                                                                             -----------         -----------
                                                                                             $ 6,069,490         $ 4,646,328
                                                                                             ===========         ===========

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  September 30,
                                                                               Years Ended June 30                1991 (Date of
                                                                         ---------------------------------        Inception) to
                                                                              2001                 2000           June 30, 2001
                                                                         -------------         -----------       --------------
Net revenue (Note 2):
  Product sales                                                          $     952,495         $   150,000        $  1,102,495
  Licensing revenue                                                            149,431                  --             149,431
                                                                         -------------         -----------        ------------
    TOTAL                                                                    1,101,926             150,000           1,251,926
                                                                         -------------         -----------        ------------

Expenses:
  General and administrative                                                 2,993,702           1,876,930          15,199,785
  Marketing                                                                  1,031,981           1,059,063           2,517,126
  Research and development                                                   9,022,385           3,269,590          20,361,768
  Minimum royalty expense (Note 4)                                                  --              75,000           1,300,000
  Minority interest                                                           (398,915)           (122,677)           (521,592)
  Other                                                                             --                  --             488,978
                                                                         -------------         -----------        ------------
                                                                            12,649,153           6,157,906          39,346,065
                                                                         -------------         -----------        ------------

    LOSS FROM OPERATIONS                                                   (11,547,227)         (6,007,906)        (38,094,139)

Other:
  Interest income                                                              128,070              27,562             340,734
  Interest expense                                                             (47,211)            (42,509)         (2,040,085)
                                                                         -------------         -----------        ------------
    LOSS BEFORE INCOME TAXES                                               (11,466,368)         (6,022,853)        (39,793,490)

Income taxes (Note 8)                                                               --                  --              42,595
                                                                         -------------         -----------        ------------
    NET LOSS                                                             $ (11,466,368)        $(6,022,853)       $(39,836,085)
                                                                         =============         ===========        ============

Net loss attributable to common stockholders:
  Net loss                                                               $ (11,466,368)        $(6,022,853)
  Preferred stock accretion                                                   (118,249)           (410,445)
  Beneficial conversion feature of preferred stock                          (2,470,644)         (2,742,670)
                                                                         -------------         -----------
    NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $ (14,055,261)        $(9,175,968)
                                                                         =============         ===========

Loss per basic and diluted common share                                  $       (0.91)        $     (2.12)
                                                                         =============         ===========

Weighted-average common shares outstanding                               $  15,362,555         $ 4,335,846
                                                                         =============         ===========


See Notes to Consolidated Financial Statements.

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
JUNE 30, 2001 AND 2000


                                                   Series B Preferred Stock    Series C Preferred Stock    Series D Preferred Stock
                                                   ------------------------    ------------------------    -------------------------
                                                    Shares Issued   Amount      Shares Issued   Amount      Shares Issued    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, at inception                                         -     $     -             -      $    -              -         $    -
  Net loss                                                    -           -             -           -              -              -
  Common stock transactions:
    Common stock issued, October 1991                         -           -             -           -              -              -
    Common stock issued, November 1991                        -           -             -           -              -              -
    Common stock issuance costs                               -           -             -           -              -              -
  Cumulative translation adjustment                           -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1991                                    -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  Common stock transactions:
    Common stock issued, September 1992                       -           -             -           -              -              -
    Common stock issuance costs                               -           -             -           -              -              -
    8,000 shares of common stock to be issued                 -           -             -           -              -              -
  Officer advances, net                                       -           -             -           -              -              -
  Cumulative translation adjustment                           -           -             -           -              -              -
  Elimination of cumulative translation
      adjustment                                              -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1992                                    -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  Common stock transactions:
    Common stock issued, January 1993                         -           -             -           -              -              -
    Common stock issued, April 1993                           -           -             -           -              -              -
    Change in common stock par value
      resulting from merger                                   -           -             -           -              -              -
  Repayments                                                  -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1993                                        -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  12,000 shares of common stock to be issued                  -           -             -           -              -              -
  Repayments                                                  -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1994                                        -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  Common stock issued, June 1995                              -           -             -           -              -              -
  Warrants issued for services                                -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1995                                        -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  Common stock issued, net of issuance costs of
   $848,877:
    July 1995                                                 -           -             -           -              -              -
    August 1995                                               -           -             -           -              -              -
    September 1995                                            -           -             -           -              -              -
    November 1995                                             -           -             -           -              -              -
    December 1995                                             -           -             -           -              -              -
    May 1996                                                  -           -             -           -              -              -
    June 1996                                                 -           -             -           -              -              -
  Payment received on subscription receivable                 -           -             -           -              -              -
  Compensation expense recorded on stock options              -           -             -           -              -              -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1996                                        -           -             -           -              -              -
  Net loss                                                    -           -             -           -              -              -
  Stock offering costs                                        -           -             -           -              -              -
  Common stock issued upon exercise of options
   and warrants:
    September 1996                                            -           -             -           -              -              -
    October 1996                                              -           -             -           -              -              -
    November 1996                                             -           -             -           -              -              -
    December 1996                                             -           -             -           -              -              -
    January 1997                                              -           -             -           -              -              -
    February 1997                                             -           -             -           -              -              -
    March 1997                                                -           -             -           -              -              -
  Payments received on subscription receivable                -           -             -           -              -              -
  Compensation expense recorded on stock options              -           -             -           -              -              -
  Common stock issued, June 1997                              -           -             -           -              -              -
  Warrants issued with notes payable                          -           -             -           -              -              -
------------------------------------------------------------------------------------------------------------------------------------

                                   (Continued)


                                                        Common Stock              Additional    Common Stock
                                                   --------------------------      Paid-In     Paid for, but
                                                   Shares Issued      Amount       Capital       Not Issued
-------------------------------------------------------------------------------------------------------------
Balance, at inception                                          -    $        -    $        -     $       -
  Net loss                                                     -             -             -             -
  Common stock transactions:
    Common stock issued, October 1991                    160,000     3,154,574             -             -
    Common stock issued, November 1991                    30,000       611,746     1,788,254             -
    Common stock issuance costs                                -             -      (889,849)            -
  Cumulative translation adjustment                            -             -             -             -
                                                   ----------------------------------------------------------
Balance, December 31, 1991                               190,000     3,766,320       898,405             -
  Net loss                                                     -             -             -             -
  Common stock transactions:
    Common stock issued, September 1992                   35,000       699,033       875,967             -
    Common stock issuance costs                                -             -      (312,755)            -
    8,000 shares of common stock to be issued                  -             -             -       120,000
  Officer advances, net                                        -             -             -             -
  Cumulative translation adjustment                            -             -             -             -
  Elimination of cumulative translation                        -             -             -             -
      adjustment
                                                   ----------------------------------------------------------
Balance, December 31, 1992                               225,000     4,465,353     1,461,617       120,000
  Net loss                                                     -             -             -             -
  Common stock transactions:
    Common stock issued, January 1993                      8,000         1,600       118,400      (120,000)
    Common stock issued, April 1993                        1,500           300        11,700             -
    Change in common stock par value
      resulting from merger                                    -    (4,420,353)    4,420,353             -
  Repayments                                                   -             -             -             -
                                                   ----------------------------------------------------------
Balance, June 30, 1993                                   234,500        46,900     6,012,070             -
  Net loss                                                     -             -             -             -
  12,000 shares of common stock to be issued                   -             -             -        30,000
  Repayments                                                   -             -             -             -
                                                   ----------------------------------------------------------
Balance, June 30, 1994                                   234,500        46,900     6,012,070        30,000
  Net loss                                                     -             -             -             -
  Common stock issued, June 1995                         107,500        21,500       276,068       (30,000)
  Warrants issued for services                                 -             -        40,200             -
                                                   ----------------------------------------------------------
Balance, June 30, 1995                                   342,000        68,400     6,328,338             -
  Net loss                                                     -             -             -             -
  Common stock issued, net of issuance costs of
   $848,877:
    July 1995                                            308,000        61,600     1,304,450             -
    August 1995                                           35,880         7,176       161,460             -
    September 1995                                       690,364       138,073     2,370,389             -
    November 1995                                         94,892        18,978       425,482             -
    December 1995                                        560,857       112,172     1,292,473             -
    May 1996                                             313,750        62,750     3,300,422             -
    June 1996                                                252            51         3,650             -
  Payment received on subscription receivable               (960)         (192)      (14,808)            -
  Compensation expense recorded on stock options               -             -       125,000             -
                                                   ----------------------------------------------------------
Balance, June 30, 1996                                 2,345,035       469,008    15,296,856             -
  Net loss                                                     -             -             -             -
  Stock offering costs                                         -             -       (12,310)            -
  Common stock issued upon exercise of options
   and warrants:
    September 1996                                           500           100         2,400             -
    October 1996                                           8,500         1,700        40,800             -
    November 1996                                            750           150         3,600             -
    December 1996                                         13,500         2,700        64,800             -
    January 1997                                           1,000           200         4,800             -
    February 1997                                          7,500         1,500        17,250             -
    March 1997                                             7,000         1,400        33,600             -
  Payments received on subscription receivable                 -             -             -             -
  Compensation expense recorded on stock options               -             -        48,000             -
  Common stock issued, June 1997                          18,250         3,650       105,850             -
  Warrants issued with notes payable                           -             -           371             -
-------------------------------------------------------------------------------------------------------------


                                                                                   Deficit
                                                                                 Accumulated       Accumulated
                                                                                  During the          Other
                                                     Subscriptions    Due From   Development      Comprehensive
                                                       Receivable     Officers      Stage            Income
--------------------------------------------------- -----------------------------------------------------------
Balance, at inception                                  $      -      $      -      $         -     $       -
  Net loss                                                    -             -         (594,620)            -
  Common stock transactions:
    Common stock issued, October 1991                         -             -                -             -
    Common stock issued, November 1991                        -             -                -             -
    Common stock issuance costs                               -             -                -             -
  Cumulative translation adjustment                           -             -                -       387,754
                                                    -----------------------------------------------------------
Balance, December 31, 1991                                    -             -         (594,620)      387,754
  Net loss                                                    -             -       (2,880,988)            -
  Common stock transactions:
    Common stock issued, September 1992                 (53,689)            -                -             -
    Common stock issuance costs                               -             -                -             -
    8,000 shares of common stock to be issued                 -             -                -             -
  Officer advances, net                                       -       (27,433)               -             -
  Cumulative translation adjustment                           -             -                -      (209,099)
  Elimination of cumulative translation                       -             -                -      (178,655)
      adjustment
                                                    -----------------------------------------------------------
Balance, December 31, 1992                              (53,689)      (27,433)      (3,475,608)            -
  Net loss                                                    -             -         (996,089)            -
  Common stock transactions:
    Common stock issued, January 1993                         -             -                -             -
    Common stock issued, April 1993                           -             -                -             -
    Change in common stock par value
      resulting from merger                                   -             -                -             -
  Repayments                                                  -         5,137                -             -
                                                    -----------------------------------------------------------
Balance, June 30, 1993                                  (53,689)      (22,296)      (4,471,697)            -
  Net loss                                                    -             -       (1,543,888)            -
  12,000 shares of common stock to be issued                  -             -                -             -
  Repayments                                             53,689        22,296                -             -
                                                    -----------------------------------------------------------
Balance, June 30, 1994                                        -             -       (6,015,585)            -
  Net loss                                                    -             -       (2,070,292)            -
  Common stock issued, June 1995                        (20,000)            -                -             -
  Warrants issued for services                                -             -                -             -
                                                    -----------------------------------------------------------
Balance, June 30, 1995                                  (20,000)            -       (8,085,877)            -
  Net loss                                                    -             -       (2,396,963)            -
  Common stock issued, net of issuance costs of
   $848,877:
    July 1995                                                 -             -                -             -
    August 1995                                               -             -                -             -
    September 1995                                            -             -                -             -
    November 1995                                             -             -                -             -
    December 1995                                             -             -                -             -
    May 1996                                                  -             -                -             -
    June 1996                                                 -             -                -             -
  Payment received on subscription receivable            20,000             -                -             -
  Compensation expense recorded on stock options              -             -                -             -
                                                    -----------------------------------------------------------
Balance, June 30, 1996                                        -             -      (10,482,840)            -
  Net loss                                                    -             -       (3,925,460)            -
  Stock offering costs                                        -             -                -             -
  Common stock issued upon exercise of options
   and warrants:
    September 1996                                            -             -                -             -
    October 1996                                              -             -                -             -
    November 1996                                             -             -                -             -
    December 1996                                       (57,500)            -                -             -
    January 1997                                              -             -                -             -
    February 1997                                             -             -                -             -
    March 1997                                                -             -                -             -
  Payments received on subscription receivable           57,500             -                -             -
  Compensation expense recorded on stock options              -             -                -             -
  Common stock issued, June 1997                              -             -                -             -
  Warrants issued with notes payable                          -             -                -             -
--------------------------------------------------- -----------------------------------------------------------

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000


                                                   Series B Preferred Stock    Series C Preferred Stock    Series D Preferred Stock
                                                   ------------------------    ------------------------    -------------------------
                                                    Shares Issued   Amount      Shares Issued   Amount      Shares Issued    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                     -           -             -             -              -             -
  Net loss                                                 -           -             -             -              -             -
  Conversion of common stock from par value to
    no par value                                           -           -             -             -              -             -
  Common stock issued for license agreement:
    September 1997                                         -           -             -             -              -             -
  Common stock issued for equipment and services
   received:
    March 1998                                             -           -             -             -              -             -
  Warrants issued for services received:
    March 1998                                             -           -             -             -              -             -
    April 1998                                             -           -             -             -              -             -
  Warrants issued with notes payable                       -           -             -             -              -             -
  Amount attributable to value of debt conversion
   feature                                                 -           -             -             -              -             -
  Warrants issued for license agreement:
    December 1997                                          -           -             -             -              -             -
  Compensation expense recorded on stock options           -           -             -             -              -             -
  Adjustment of fractional shares due to 1-for-20
   reverse stock                                           -           -             -             -              -             -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1998                                     -           -             -             -              -             -
  Net loss                                                 -           -             -             -              -             -
  Warrants issued with notes payable                       -           -             -             -              -             -
  Common stock issued upon conversion of notes
   payable:
    July 1998                                              -           -             -             -              -             -
    September 1998                                         -           -             -             -              -             -
    October 1998                                           -           -             -             -              -             -
  Common stock issued upon exercise of warrant:
    August 1998                                            -           -             -             -              -             -
  Common stock issued for equipment and services
   received:
    July 1998                                              -           -             -             -              -             -
    August 1998                                            -           -             -             -              -             -
    September 1998                                         -           -             -             -              -             -
    December 1998                                          -           -             -             -              -             -
  Stock options issued for services:
    October 1998                                           -           -             -             -              -             -
  Common stock issued upon conversion of
   preferred stock:
    November 1998                                          -           -             -             -              -             -
    January 1999                                           -           -             -             -              -             -
    March 1999                                             -           -             -             -              -             -
    April 1999                                             -           -             -             -              -             -
  Warrants issued for acquisition of engineering
   development agreement:
    November 1998                                          -           -             -             -              -             -
  Compensation expense recorded on stock options           -           -             -             -              -             -
  Warrants issued in conjunction with Series A
   Preferred Stock                                         -           -             -             -              -             -
  Accretion to redemption value of Series A
   redeemable Preferred Stock                              -           -             -             -              -             -
  Issuance of Series B Preferred Stock               623,334     891,500             -             -              -             -
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 1999                               623,334     891,500             -             -              -             -
  Net loss                                                 -           -             -             -              -             -
  Common stock issued February 2000                        -           -             -             -              -             -
  Series B Preferred Stock issued:
    July 1999                                        216,666     291,829             -             -              -             -
    August 1999                                       86,667     116,989             -             -              -             -
    September 1999                                    16,667      22,500             -             -              -             -
    October 1999 - adjust price to $1.00 (Note 6)    471,666           -             -             -              -             -
    November 1999                                    100,000     100,000             -             -              -             -
    December 1999                                    480,000     472,500             -             -              -             -
    January 2000                                     600,000     425,500             -             -              -             -
    February 2000                                  1,318,000     732,755             -             -              -             -
  Beneficial conversion expense on Series B
   Preferred Stock                                         -           -             -             -              -             -
------------------------------------------------------------------------------------------------------------------------------------


                                   (Continued)

                                                        Common Stock              Additional    Common Stock  Common Stock
                                                   --------------------------      Paid-In     Paid for, but  Subscriptions
                                                   Shares Issued      Amount       Capital       Not Issued     Receivable
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                 2,402,035       480,408    15,606,017             -             -
  Net loss                                                     -             -             -             -             -
  Conversion of common stock from par value to
    no par value                                               -    15,392,446   (15,392,446)            -             -
  Common stock issued for license agreement:
    September 1997                                       150,000       390,000             -             -             -
  Common stock issued for equipment and services
   received:
    March 1998                                            13,078        45,584             -             -             -
  Warrants issued for services received:
    March 1998                                                 -             -        15,215             -             -
    April 1998                                                 -             -           500             -             -
  Warrants issued with notes payable                           -             -           939             -             -
  Amount attributable to value of debt conversion
   feature                                                     -             -       988,444             -             -
  Warrants issued for license agreement:
    December 1997                                              -             -       230,000             -             -
  Compensation expense recorded on stock options               -             -        28,000             -             -
  Adjustment of fractional shares due to 1-for-20
   reverse stock                                             (73)            -             -             -             -
                                                   --------------------------------------------------------------------------
Balance, June 30, 1998                                 2,565,040    16,308,438     1,476,669             -             -
  Net loss                                                     -             -             -             -             -
  Warrants issued with notes payable                           -             -            76             -             -
  Common stock issued upon conversion of notes
   payable:
    July 1998                                              2,000         7,060             -             -             -
    September 1998                                         3,400        12,002             -             -             -
    October 1998                                          25,000        18,750             -             -             -
  Common stock issued upon exercise of warrant:
    August 1998                                            2,045         5,114             -             -             -
  Common stock issued for equipment and services
   received:
    July 1998                                              5,714        20,000             -             -             -
    August 1998                                            9,196        27,589             -             -             -
    September 1998                                        12,557        11,318             -             -             -
    December 1998                                          6,078         5,688             -             -             -
  Stock options issued for services:
    October 1998                                               -             -        42,000             -             -
  Common stock issued upon conversion of
   preferred stock:
    November 1998                                         74,052        55,539             -             -             -
    January 1999                                          15,952        11,964             -             -             -
    March 1999                                               500           375             -             -             -
    April 1999                                            20,000        15,000             -             -             -
  Warrants issued for acquisition of engineering
   development agreement:
    November 1998                                              -             -       554,000             -             -
  Compensation expense recorded on stock options               -             -        43,000             -             -
  Warrants issued in conjunction with Series A
   Preferred Stock                                             -             -       227,000             -             -
  Accretion to redemption value of Series A
   redeemable Preferred Stock                                  -             -             -             -             -
  Issuance of Series B Preferred Stock                         -             -             -             -       (60,000)
                                                   --------------------------------------------------------------------------
Balance, June 30, 1999                                 2,741,534    16,498,837     2,342,745             -       (60,000)
  Net loss                                                     -             -             -             -             -
  Common stock issued February 2000                      125,000       187,500             -             -        (4,500)
  Series B Preferred Stock issued:
    July 1999                                                  -             -             -             -             -
    August 1999                                                -             -             -             -             -
    September 1999                                             -             -             -             -             -
    October 1999 - adjust price to $1.00 (Note 6)              -             -             -             -             -
    November 1999                                              -             -             -             -             -
    December 1999                                              -             -             -             -       (20,000)
    January 2000                                               -             -             -             -             -
    February 2000                                              -             -             -             -             -
  Beneficial conversion expense on Series B
   Preferred Stock                                             -             -     1,769,570             -             -
-----------------------------------------------------------------------------------------------------------------------------

                                                                    Deficit
                                                                  Accumulated      Accumulated
                                                                   During the         Other
                                                      Due From     Development    Comprehensive
                                                      Officers        Stage          Income
--------------------------------------------------- -------------------------------------------
Balance, June 30, 1997                                      -      (14,408,300)            -
  Net loss                                                  -       (3,648,748)            -
  Conversion of common stock from par value to
    no par value                                            -                -             -
  Common stock issued for license agreement:
    September 1997                                          -                -             -
  Common stock issued for equipment and services
   received:
    March 1998                                              -                -             -
  Warrants issued for services received:
    March 1998                                              -                -             -
    April 1998                                              -                -             -
  Warrants issued with notes payable                        -                -             -
  Amount attributable to value of debt conversion
   feature                                                  -                -             -
  Warrants issued for license agreement:
    December 1997                                           -                -             -
  Compensation expense recorded on stock options            -                -             -
  Adjustment of fractional shares due to 1-for-20
   reverse stock                                            -                -             -
                                                    -------------------------------------------
Balance, June 30, 1998                                      -      (18,057,048)            -
  Net loss                                                  -       (4,289,816)            -
  Warrants issued with notes payable                        -                -             -
  Common stock issued upon conversion of notes
   payable:
    July 1998                                               -                -             -
    September 1998                                          -                -             -
    October 1998                                            -                -             -
  Common stock issued upon exercise of warrant:
    August 1998                                             -                -             -
  Common stock issued for equipment and services
   received:
    July 1998                                               -                -             -
    August 1998                                             -                -             -
    September 1998                                          -                -             -
    December 1998                                           -                -             -
  Stock options issued for services:
    October 1998                                            -                -             -
  Common stock issued upon conversion of
   preferred stock:
    November 1998                                           -                -             -
    January 1999                                            -                -             -
    March 1999                                              -                -             -
    April 1999                                              -                -             -
  Warrants issued for acquisition of engineering
   development agreement:
    November 1998                                           -                -             -
  Compensation expense recorded on stock options            -                -             -
  Warrants issued in conjunction with Series A
   Preferred Stock                                          -                -             -
  Accretion to redemption value of Series A
   redeemable Preferred Stock                               -         (377,420)            -
  Issuance of Series B Preferred Stock                      -                -             -
                                                    -------------------------------------------
Balance, June 30, 1999                                      -      (22,724,284)            -
  Net loss                                                  -                -             -
  Common stock issued February 2000                         -                -             -
  Series B Preferred Stock issued:
    July 1999                                               -                -             -
    August 1999                                             -                -             -
    September 1999                                          -                -             -
    October 1999 - adjust price to $1.00 (Note 6)           -                -             -
    November 1999                                           -                -             -
    December 1999                                           -                -             -
    January 2000                                            -                -             -
    February 2000                                           -                -             -
  Beneficial conversion expense on Series B
   Preferred Stock                                          -       (1,769,570)            -
--------------------------------------------------- -------------------------------------------


QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000


                                                   Series B Preferred Stock    Series C Preferred Stock    Series D Preferred Stock
                                                   ------------------------    ------------------------    -------------------------
                                                    Shares Issued  Amount      Shares Issued   Amount      Shares Issued    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (continued)
  Common stock issued upon conversion of
   preferred stock:
    July 1999                                              -             -             -           -              -           -
    August 1999                                      (33,333)      (50,000)            -           -              -           -
    September 1999                                         -             -             -           -              -           -
    October 1999                                           -             -             -           -              -           -
    December 1999                                          -             -             -           -              -           -
    January 2000                                    (880,000)     (880,000)            -           -              -           -
    February 2000                                          -             -             -           -              -           -
    March 2000                                       (75,000)      (72,500)            -           -              -           -
    April 2000                                      (180,000)     (177,000)
    May 2000
    June 2000
  Common stock issued upon exercise of warrants:
    September 1999                                         -             -             -           -              -           -
    February 2000                                          -             -             -           -              -           -
    March 2000                                             -             -             -           -              -           -
    May 2000
    June 2000
  Warrants issued:
    September 1999                                         -             -             -           -              -           -
    November 1999                                          -             -             -           -              -           -
    January 2000                                           -             -             -           -              -           -
    February 2000                                          -             -             -           -              -           -
    March 2000                                             -             -             -           -              -           -
  Common stock issued upon exercise of options:
    January 2000                                           -             -             -           -              -           -
    February 2000                                          -             -             -           -              -           -
    June 2000
  Common stock issued for equipment and services
   received:
    January 2000                                           -             -             -           -              -           -
    February 2000                                          -             -             -           -              -           -
  Series C Preferred Stock issued:
    February 2000                                          -             -     1,000,000     973,100              -           -
    Beneficial conversion expense on Series C
     Preferred Stock                                       -             -             -           -              -           -
  Compensation recorded on stock options                   -             -             -           -              -           -
  Subsidiary stock issued                                  -             -             -           -              -           -
  Payments received on subscriptions receivable            -             -             -           -              -           -
  Accretion to redemption value of Series A
    redeemable Preferred Stock                             -             -             -           -              -           -
                                                   ---------------------------------------------------------------------------------
Balance June 30, 2000                              2,744,667     1,874,073     1,000,000     973,100              -           -
  Net Loss                                                 -             -             -           -              -           -
  Series D Preferred Stock issued:
    August 2000                                            -             -             -           -      1,462,400   2,817,482
    September 2000                                         -             -             -           -        533,600   1,123,817
    October 2000                                           -             -             -           -        933,800   1,613,840
  Common stock issued upon conversion of
   preferred stock:
    September 2000                                   (25,000)      (22,500)            -           -              -           -
    October 2000                                  (2,719,667)   (1,851,573)   (1,000,000)   (973,100)    (2,929,800) (5,555,139)
  Common stock issued upon exercise of
   warrants:
    October 2000                                           -             -             -           -              -           -
------------------------------------------------------------------------------------------------------------------------------------

                                   (Continued)



                                                        Common Stock              Additional    Common Stock
                                                   --------------------------      Paid-In     Paid for, but
                                                   Shares Issued      Amount       Capital       Not Issued
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (continued)
  Common stock issued upon conversion of                       -    $        -    $        -     $       -
   preferred stock:
    July 1999                                             32,000        24,000             -             -
    August 1999                                          179,121       159,341             -             -
    September 1999                                        80,852        60,639             -             -
    October 1999                                          50,000        37,500             -             -
    December 1999                                         13,252         9,939             -             -
    January 2000                                         890,000       887,500             -             -
    February 2000                                        866,664       649,998             -             -
    March 2000                                            89,000        83,000             -             -
    April 2000                                           226,880       212,160
    May 2000                                              68,864        51,648
    June 2000                                             42,824        32,118
  Common stock issued upon exercise of warrants:
    September 1999                                       454,545       500,000             -             -
    February 2000                                         24,256        18,192             -             -
    March 2000                                            60,263       147,835             -             -
    May 2000                                              39,708        67,318
    June 2000                                              7,321         7,553
  Warrants issued:
    September 1999                                             -             -        10,000             -
    November 1999                                              -             -        15,000             -
    January 2000                                               -             -       152,000             -
    February 2000                                              -             -       469,000             -
    March 2000                                                 -             -            25             -
  Common stock issued upon exercise of options:
    January 2000                                           2,000         2,750             -             -
    February 2000                                            200           226             -             -
    June 2000                                              7,001         8,751
  Common stock issued for equipment and services
   received:
    January 2000                                           2,275         2,276             -             -
    February 2000                                        200,856       310,684             -             -
  Series C Preferred Stock issued:
    February 2000
    Beneficial conversion expense on Series C                  -             -
     Preferred Stock                                           -             -       973,100             -
  Compensation recorded on stock options                       -             -       332,300             -
  Subsidiary stock issued                                      -             -     1,250,088             -
  Payments received on subscriptions receivable                -             -             -             -
  Accretion to redemption value of Series A
    redeemable Preferred Stock                                 -             -             -             -
                                                   -----------------------------------------------------------
Balance June 30, 2000                                  6,204,416    19,959,765     7,313,828             -
  Net Loss                                                     -             -             -             -
  Series D Preferred Stock issued:
    August 2000                                           14,108        10,581             -             -
    September 2000                                        25,000        22,500             -             -
    October 2000                                               -             -             -             -
  Common stock issued upon conversion of
   preferred stock:
    September 2000                                             -             -             -             -
    October 2000                                      12,055,063    12,982,725             -             -
  Common stock issued upon exercise of
   warrants:
    October 2000                                           1,125           844             -             -
--------------------------------------------------------------------------------------------------------------

                                                                                 Deficit
                                                                                Accumulated      Accumulated
                                                   Common Stock                  During the         Other
                                                   Subscriptions    Due From     Development    Comprehensive
                                                     Receivable     Officers        Stage          Income
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (continued)
  Common stock issued upon conversion of             $      -      $      -      $         -     $       -
   preferred stock:
    July 1999                                               -             -                -             -
    August 1999                                             -             -                -             -
    September 1999                                          -             -                -             -
    October 1999                                            -             -                -             -
    December 1999                                           -             -                -             -
    January 2000                                            -             -                -             -
    February 2000                                           -             -                -             -
    March 2000                                              -             -                -             -
    April 2000
    May 2000
    June 2000
  Common stock issued upon exercise of warrants:
    September 1999                                          -             -                -             -
    February 2000                                           -             -                -             -
    March 2000                                              -             -                -             -
    May 2000
    June 2000
  Warrants issued:
    September 1999                                    (10,000)            -                -             -
    November 1999                                     (15,000)            -                -             -
    January 2000                                            -             -                -             -
    February 2000                                           -             -                -             -
    March 2000                                              -             -                -             -
  Common stock issued upon exercise of options:
    January 2000                                            -             -                -             -
    February 2000                                           -             -                -             -
    June 2000
  Common stock issued for equipment and services
   received:
    January 2000                                            -             -                -             -
    February 2000                                           -             -                -             -
  Series C Preferred Stock issued:
    February 2000
    Beneficial conversion expense on Series C
     Preferred Stock                                        -             -         (973,100)            -
  Compensation recorded on stock options                    -             -                -             -
  Subsidiary stock issued                                   -             -                -             -
  Payments received on subscriptions receivable        89,500             -                -             -
  Accretion to redemption value of Series A
    redeemable Preferred Stock                              -             -         (410,445)            -
                                                   ----------------------------------------------------------
Balance June 30, 2000                                 (20,000)            -      (31,900,252)            -
  Net Loss                                                  -             -      (11,466,368)            -
  Series D Preferred Stock issued:
    August 2000                                             -             -                -             -
    September 2000                                          -             -                -             -
    October 2000                                            -             -                -             -
  Common stock issued upon conversion of
   preferred stock:
    September 2000                                          -             -                -             -
    October 2000                                            -             -                -             -
  Common stock issued upon exercise of
   warrants:
    October 2000                                            -             -                -             -
-------------------------------------------------------------------------------------------------------------

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000



                                               Series B Preferred Stock  Series C Preferred Stock  Series D Preferred Stock
                                               ------------------------  ------------------------  -------------------------
                                               Shares Issued     Amount  Shares Issued     Amount  Shares Issued      Amount
----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 (continued)
  Warrants issued:
    August 2000                                          -           -             -           -              -           -
    September 2000                                       -           -             -           -              -           -
    October 2000                                         -           -             -           -              -           -
    November 2000                                        -           -             -           -              -           -
    December 2000                                        -           -             -           -              -           -
    April 2001                                           -           -             -           -              -           -
  Common stock issued
    October 2000                                         -           -             -           -              -           -
    November 2000                                        -           -             -           -              -           -
    December 2000                                        -           -             -           -              -           -
  Beneficial conversion expense on
    Series D Preferred Stock                             -           -             -           -              -           -
  Compensation recorded on stock options                 -           -             -           -              -           -
  Subsidiary stock and warrant issued                    -           -             -           -              -           -
  Payments received on subscriptions receivable          -           -             -           -              -           -
  Accretion to redemption value of
    Series A redeemable
     Preferred Stock                                     -           -             -           -              -           -
                                               -----------------------------------------------------------------------------
Balance June 30, 2001                                    -         $ -             -         $ -              -         $ -
                                               =============================================================================

See Notes to Consolidated Financial Statements.




                                                       Common Stock               Additional  Common Stock
                                               ------------------------------       Paid-In   Paid for, but
                                               Shares Issued         Amount         Capital    Not Issued
------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 (continued)
  Warrants issued:
    August 2000                                             -               -        576,000           -
    September 2000                                          -               -        206,000           -
    October 2000                                            -               -        401,868           -
    November 2000                                           -               -         34,225           -
    December 2000                                           -               -         40,850           -
    April 2001                                              -               -         75,000           -
  Common stock issued
    October 2000                                       56,000          65,371              -           -
    November 2000                                     178,000         366,300              -           -
    December 2000                                      50,000          71,700              -           -
  Beneficial conversion expense on
    Series D Preferred Stock                                -               -      2,470,644           -
  Compensation recorded on stock options                    -               -         22,441           -
  Subsidiary stock and warrant issued                       -               -        156,770           -
  Payments received on subscriptions receivable             -               -              -           -
  Accretion to redemption value of
    Series A redeemable
     Preferred Stock                                        -               -              -           -
                                               -------------------------------------------------------------
Balance June 30, 2001                              18,583,712     $33,479,786    $11,297,626         $ -
                                               =============================================================


                                                                            Deficit
                                                                           Accumulated   Accumulated
                                                 Common Stock              During the       Other
                                                 Subscriptions  Due From   Development   Comprehensive
                                                   Receivable   Officers       Stage        Income
----------------------------------------------- -------------------------------------------------------
Balance June 30, 2000 (continued)
  Warrants issued:
    August 2000                                        -           -               -           -
    September 2000                                     -           -               -           -
    October 2000                                       -           -               -           -
    November 2000                                      -           -               -           -
    December 2000                                      -           -               -           -
    April 2001                                         -           -               -           -
  Common stock issued
    October 2000                                       -           -               -           -
    November 2000                                      -           -               -           -
    December 2000                                      -           -               -           -
  Beneficial conversion expense on
    Series D Preferred Stock                           -           -      (2,470,644)          -
  Compensation recorded on stock options               -           -               -           -
  Subsidiary stock and warrant issued                  -           -               -           -
  Payments received on subscriptions receivable   10,218           -               -           -
  Accretion to redemption value of
    Series A redeemable
     Preferred Stock                                   -           -        (118,249)          -
                                                -------------------------------------------------------
Balance June 30, 2001                           $ (9,782)        $ -   $ (45,955,513)        $ -
                                                =======================================================

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2001 AND 2000

                                                                                     September 30,
                                                                                     1991 (Date of
                                                           Years Ended June 30       Inception) to
                                                           2001            2000      June 30, 2001
                                                           ----            ----      -------------
Cash Flows From Operating Activities
  Net loss                                                (11,466,368)    (6,022,853)   (39,836,085)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Elimination of cumulative translation adjustment                -              -       (178,655)
    Depreciation                                              345,817         96,081        764,547
    Amortization                                              326,629        328,166      2,832,766
    Gain on disposal of property and equipment                 (1,777)             -         (1,777)
    Noncash compensation, services, and interest            1,356,384      1,266,260      5,375,590
    Minority interest in subsidiary                          (339,685)       339,685              -
    Deferred revenue                                        5,352,495              -      5,352,495
    Amortization of deferred revenue                       (1,101,926)             -     (1,101,926)
    Other                                                           -              -        623,650
    Changes in assets and liabilities:
      Increase in prepaid expenses                             14,885         49,276        112,215
      Increase (decrease) in accounts payable                 177,107        247,389        528,131
      Increase (decrease) in accrued expenses                  60,721        (55,887)       477,358
                                                           ----------     ----------    -----------
           NET CASH USED IN OPERATING ACTIVITIES           (5,275,718)    (3,751,883)   (25,051,691)
                                                           ----------     ----------    -----------
Cash Flows From Investing Activities
  Purchases of property and equipment                      (1,125,836)      (486,020)    (2,111,122)
  Proceeds on disposition of property and equipment             2,400              -         39,775
  Organization expenses                                             -              -        (97,547)
  Patent expenses                                            (102,299)       (14,310)      (129,654)
  Deposits                                                    (21,635)       (79,457)      (101,092)
  Officer advances, net                                             -              -       (109,462)
  Note receivable from officer                                (10,963)      (141,000)      (151,963)
  Purchase of investment                                            -              -       (225,000)
  Purchase of license agreement                                     -              -     (1,950,000)
  Advances to Spectrum Diagnostics, Inc.                            -              -       (320,297)
  Prepaid securities issuance costs                                 -              -       (101,643)
  Purchase of Spectrum Diagnostics, Inc., net of cash
     and cash equivalents acquired                                  -              -     (1,204,500)
                                                           ----------     ----------    -----------
           NET CASH USED IN INVESTING ACTIVITIES           (1,258,333)      (720,787)    (6,462,505)
                                                           ==========     ==========    ===========

                                   (Continued)

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000

                                                                                         September 30,
                                                                                         1991 (Date of
                                                               Years Ended June 30       Inception) to
                                                               2001            2000      June 30, 2001
                                                               ----            ----      -------------
Cash Flows From Financing Activities
   Net proceeds from the sale of common stock
     and warrants                                             504,215         965,150      14,325,137
   Net proceeds from sale of Series A Preferred Stock               -               -       1,523,909
   Net proceeds from sale of Series B Preferred Stock               -       2,162,073       2,993,573
   Net proceeds from sale of Series C Preferred Stock               -         973,100         973,100
   Net proceeds from sale of Series D Preferred Stock       5,555,139               -       5,555,139
   Net proceeds from sale of common stock of
     subsidiary                                               156,770       1,250,088       1,406,858
   Proceeds from debt obligations                           1,181,871           4,000       7,232,956
   Payments received on stock subscriptions receivable         10,218          40,000          55,218
   Payments on debt obligations                               (40,480)        (29,167)       (592,457)
                                                         ------------    ------------    ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         7,367,733       5,365,244      33,473,433
                                                         ------------    ------------    ------------
   Effect of Exchange Rate Changes on Cash                          -               -         203,242
                                                         ------------    ------------    ------------
          NET INCREASE IN CASH AND CASH
               EQUIVALENTS                                    833,682         892,574       2,162,479

Cash and Cash Equivalents
   Beginning                                                1,328,797         436,223               -
                                                         ------------    ------------    ------------
   Ending                                                $  2,162,479    $  1,328,797    $  2,162,479
                                                         ============    ============    ============
Cash Payments for Interest                               $     50,961    $     41,859    $    300,085
                                                         ============    ============    ============

Supplemental Schedule of Noncash Investing and
   Financing Activities
   Issuance of debt obligations for services, accounts
       payable, and accrued interest                     $          -    $          -    $    259,000
   Issuance of debt for acquisition of license                      -               -         550,000
   Issuance of warrants in connection with:
       Product development                                          -               -         230,000
       Acquisition of sublicense agreement                          -               -             165
       Issuance of convertible debt                                 -               -             527
       Guarantee of debt                                                       38,000          53,716
    Acquisition of engineering development agreement                -               -         554,000

                                   (Continued)

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000


                                                                                 September 30,
                                                                                 1991 (Date of
                                                           Years Ended June 30   Inception) to
                                                             2001        2000    June 30, 2001
                                                             ----        ----    -------------

Supplemental Schedule of Noncash Investing
  and Financing Activities (Continued)
  Series A Preferred Stock sales and exchange for debt            -            -      227,000
  Amount attributable to value of beneficial debt
    conversion feature                                            -            -    1,535,346
  Amount attributable to value of beneficial
    conversion feature of preferred stock                 2,470,644    2,742,670    5,213,314
Capital expenditures included in accounts payable            80,000      255,346      342,013
Fixed assets acquired under capital lease                         -      132,946            -
Advances to Spectrum Diagnostics, Inc.                            -            -       20,000
Prepaid security issuance costs (acquired from
  Spectrum Diagnostics, Inc.) ultimately used to
    reduce proceeds from the sale of common stock                 -            -       58,830
Due from Ital-American Securities, Inc.                           -            -     (674,374)
Stock issuance costs to be paid                                   -            -      237,201
Subscriptions receivable offset by accrued
    compensation                                                  -            -       53,689
Officer advances offset by accrued compensation                   -            -      109,462
Issuance of options and warrants for compensation
    and services                                                         940,325    1,160,528
Series A Preferred Stock issued for debt obligations
    and accrued interest                                          -            -    3,521,692
Accretion to redemption value of Series A
    redeemable Preferred Stock                              118,249      410,445      906,114
Common stock issued for:
    Services, equipment, and interest                             -      312,960      697,189
    Exercise of warrants                                        844      740,898      746,856
    Exercise of options                                           -       11,727       11,727
    Acquisition of license agreement                              -            -      390,000
    Subscriptions receivable                                      -            -        5,000
    Debt obligations                                              -            -    2,355,937
    Accounts payable                                              -            -       40,000
    Accrued expenses                                              -            -      360,394
    Series A Preferred Stock                              4,613,494    1,028,343    5,724,715
    Series B Preferred Stock                              1,874,073    1,179,500    3,053,573
    Series C Preferred Stock                                973,100            -      973,100
    Series D Preferred Stock                              5,555,139            -    5,555,139
Deposits applied to long-term debt                           63,299            -       63,299
                                                          =========    =========    =========

                                   (Continued)

QUANTECH LTD. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND 2000


                                                                                           September 30,
                                                                                           1991 (Date of
                                                             Years Ended June 30           Inception) to
                                                             2001           2000           June 30, 2001
                                                             ----           ----           -------------
Supplemental Schedule of Noncash Investing
   and Financing Activities (Continued)
   Acquisition of Spectrum Diagnostics, Inc.
     Fair value of other assets acquired, principally
         the license agreement                                $ -            $ -            $ 1,489,500
   Liabilities assumed                                          -              -               (285,000)
                                                              ---            ---            -----------
           CASH PURCHASE PRICE PAID, LESS $5,199
           CASH ACQUIRED                                      $ -            $ -            $ 1,204,500
                                                              ===            ===            ===========


See Notes to Consolidated Financial Statements.

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

On December 7, 1999, the Company and Applied Biosystems, Inc. (AB) formed HTS Biosystems, Inc. (HTS), which is 72 percent owned by the Company as of June 30, 2001. HTS will focus on promoting the nonmedical use of the SPR technology. In conjunction with this formation, AB provided HTS with:

- a sub-license to all of its rights to the Company's SPR nonmedical technology (see Note 4),
-    a license for nonmedical use of the AB High Density Technology,
-    one of AB's SPR prototype instruments, and
-    the AB prototype for the AB High Density Technology.

The Company is required to provide HTS with office space, management support, technical assistance and any other needs required by HTS until HTS is funded in a manner adequate to support its own operations.

HTS will owe to AB:

- a 4 percent royalty on products using only SPR other than those for use in the food and beverages, chemical and industrial and environmental testing markets,
- a 4 percent royalty on products using only the AB High Density Technology, and
-    a 6 percent royalty on products using both technologies.

No minimum royalties, or royalties on the first $3,000,000 of sales, are required to be paid.

HTS will owe the Company:

- 15 percent of any royalties paid to AB by HTS for products which incorporates the Company's SPR technology, and
- 8 percent royalty on products using its SPR technology sold to the food and beverages, chemical and industrial and environmental testing markets.

In the event that HTS does not seek to commercialize the SPR or AB High Density Technology, the rights revert back to AB. AB also has a five-year right of first negotiation in the event that HTS wishes to license or sell any of the technology it licensed from AB.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiary (HTS). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

REDEEMABLE SERIES A PREFERRED STOCK: The fair value of the Company's Redeemable Series A Preferred Stock is estimated based on the estimated interest rate the Company would have to pay for debt financing with similar terms. The recorded value exceeded the estimated fair value at June 30, 2000 by approximately $1,627,000, assuming a 13.5 percent interest rate and a redemption date of November 2003. During the year ended June 30, 2001 all outstanding Series A Preferred Stock was converted to common stock.

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

Loss per share has been adjusted for accretion on the Company's mandatory redeemable Series A Preferred Stock, which totaled $118,249 and $410,445 for the years ended June 30, 2001 and 2000, respectively. In addition, loss per share has been adjusted for the beneficial conversion feature of preferred stock, which totaled $2,470,644 and $2,742,670 for the years ended June 30, 2001 and 2000, respectively. As described in Notes 6 and 7, the Company has options and warrants outstanding to purchase shares of common stock, however, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition in Financial Statements. SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company adopted SAB No. 101 during the fiscal year ending June 30, 2001. The adoption of SAB No. 101 did not have a significant effect on the Company's financial statements.

DERIVATIVES: The FASB has issued SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which the Company adopted in the fiscal year ending June 30, 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 did not have a significant effect on the Company's financial statements.

PRONOUNCEMENTS ISSUED NOT YET ADOPTED: In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported intangible assets. The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards is not expected to have a material impact on the Company's financial statements.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending June 30, 2003. Management expects the adoption of this standard will not have a material impact on the financial statements.

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

NOTE 2.  BASIS OF PRESENTATION

The Company was incorporated for the purpose of acquiring, developing, and commercializing SPR technology for use in medical diagnostics. The Company has had certain product sales and licensing revenue, but principal operations have not commenced.

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

In July 2001, the Company implemented a plan to conserve cash while pursuing additional funding for system commercialization. The cash conservation plan included a 20% reduction in workforce and temporary salary reductions by senior personnel.

In September 2001, the Company raised net proceeds of $958,960 through the sale of convertible promissory notes. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 1,388,800 shares of HTS common stock. The notes may be converted into shares of the equity security sold by the Company in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders will also receive a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of the purchase price per share of the Next Financing Shares or the applicable conversion price of such shares.

The Company anticipates that its cash on hand and bank credit facility will allow it to maintain its current level of operations into November 2001. Additional bridge financing through the issuance of additional convertible promissory notes is being pursued and the Company signed a non-binding term sheet to raise approximately $1.5 million through the issuance of promissory notes. Such financing will allow the Company to continue its current level of operations into the first quarter of 2002. If such financing cannot be raised, operations will have to be scaled back.

Additional financing of approximately $10 to $12 million will be needed to develop and submit to the FDA additional tests, complete customer evaluations of the system, establish manufacturing capabilities and prepare for sales of the system. The Company is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. The Company does not have any commitments for any such financing and there can be no assurance that the Company will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. Quantech does not anticipate receiving any significant funding from commercial lenders other than the $2.5 million credit facility (Note 3). In addition, HTS Biosystems anticipates raising additional capital. An equity financing by HTS would result in a dilution of Quantech ownership of HTS. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

NOTE 3.  SHORT-TERM DEBT OBLIGATIONS

The Company has an unsecured $2,500,000 revolving credit note with a bank. Advances under the loan bear interest at the prime rate plus 1 percent (7.75 percent at June 30, 2001). The note expires December 1, 2001, unless renewed. Certain directors have participated as co-borrowers and the Company has pledged 3,200,000 of its shares of HTS to the directors.

The Company compensated the directors for their participation by granting warrants to purchase Quantech common stock for $1.03 in the aggregate amount of 500,000 shares. The warrants were valued at $75,000 based on the fair value of the guarantee provided.

NOTE 4.  AGREEMENTS

LICENSE AGREEMENTS: The Company has a license agreement for certain patents, proprietary information, and associated hardware related to the SPR technology. The license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by the Company. In addition, if the Company sublicenses the technology, the Company will pay a royalty of 15 percent of all revenues received by the Company under any sublicense. The Company has paid the $1,300,000 of minimum royalties required by agreement.

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

TECHNOLOGY AND DEVELOPMENT AGREEMENT: During the year ended June 30, 1998, the Company entered into a technology and development agreement with Applied BioSystems, Inc. (AB), a leading supplier of life science systems and analytical instruments, which provides exclusive license rights to certain of the Company's technology for use outside of medical diagnostics, and co-exclusive rights to nucleic acid medical diagnostics. The licensee, pursuant to the agreement, is providing technical assistance related to the Company's medical diagnostic system and will be required to pay future royalty payments of 8 percent of gross sales if the licensee sells products containing the Company's technology. Minimum annual royalties to be paid by the licensee will be $500,000 beginning December 2000, expiring in conjunction with the related patents. Should the licensee fail to commercialize the licensed technology, all rights will revert back to the Company.

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

TECHNOLOGY LICENSE AND DISTRIBUTION AGREEMENTS: In January 2001 both Quantech and HTS entered into a sublicense agreement with Mitsubishi Chemical Corporation
(MCC) whereby MCC will license certain patented technology from the Companies, and will purchase instruments from the Company for evaluation purposes. In addition a distribution agreement was entered into whereby MCC will receive the

NOTE 4. AGREEMENTS (CONTINUED)

rights to distribute and sell Quantech products in Japan for use in the medical diagnostics field and HTS products in Japan for research applications. Quantech and HTS received payments of $762,495 and $490,000, respectively, for evaluation systems, $900,000 and $1,350,000, respectively, for license agreements and $350,000 and $1,500,000, respectively for the distribution rights. The payments have been recorded as deferred revenue and are recognized when the systems are shipped to Mitsubishi, the patent licensing revenue is being recognized over the remaining life of the patents of approximately 9 years and the distribution rights are being recognized over the term of the agreement, approximately 5 years. MCC will also be required to pay royalties of up to 7 percent of sales to the Companies.

SUPPLY AGREEMENT: Quantech has entered into a non-exclusive OEM supply agreement with Diametrics Medical, Inc. under which Diametrics will manufacture and supply its proprietary electrolyte testing components to Quantech. The agreement calls for minimum annual purchases of certain components beginning in April 2002.

ROYALTIES: In addition to the agreements discussed above, the Companies have licensed various technology rights from third parties. Royalties will be paid based on actual sales of products containing the licensed technology.

EMPLOYMENT AGREEMENTS: The Company has at-will employment agreements with its Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development and the Executive Vice President of Business Development of HTS. The agreements require the payment of one year's salary for the chief financial officer and executive vice president of business development, $150,000 for the chief executive officer, or six-months' salary for the vice president of research and development if employment is terminated due to the sale of the Company or a greater than 50 percent change in ownership. In addition, the Chief Financial Officer and Vice President of Research and Development are entitled to severance if they are terminated without cause.

NOTE 5. LEASES

OPERATING LEASES: The Company leases office space under agreements which expire at various dates through April 2007. Approximate minimum aggregate rental commitments under these leases are as follows:


Years ending June 30:

2002                                        $   192,000
2003                                            248,000
2004                                            251,000
2005                                            266,000
2006                                            266,000
Thereafter                                      184,000
                                            -----------
                                            $ 1,407,000
                                            ===========

In addition, there are monthly payments required for common area maintenance and other related expenses.

Rental expense for the years ended June 30, 2001 and 2000 was approximately $283,000 and $96,000 respectively.


NOTE 5.  LEASES (CONTINUED)

CAPITAL LEASES: In 2000 the Company began leasing equipment under a capital lease. During the year ended June 30, 2001 the lease obligation was paid in full and the equipment was retained.

NOTE 6.  STOCKHOLDERS' EQUITY

CAPITAL STOCK: The number of authorized shares is 75,000,000. The Board of Directors has designated the authorized shares as common, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock with the remaining authorized shares as undesignated. As shares of Series A, B, C and D Preferred Stock are converted to common stock, the number of authorized shares of preferred stock decreases and the number of authorized shares for common stock increases.

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

REDEEMABLE SERIES A PREFERRED STOCK: In November 1998, the Company established and designated 2,500,000 shares of previously undesignated shares as Series A Preferred Stock (Series A Stock). The shares had no par value and a liquidation value of $3 per share. Each share of Series A Stock was convertible into, and had voting rights equal to, four shares of common stock. The Series A Stock was not redeemable until November 5, 2003. Series A Stock was automatically convertible into shares of common stock if (i) the Company closed on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series A Stock that were outstanding as of November 30, 1998, have been converted or redeemed. The excess of redemption value over carrying value was being accreted, using the interest method, over the period until the first redemption date of November 5, 2003.

As of June 30, 2001 all Series A Stock has been converted to common stock due to an equity offering of greater than $5,000,000.

Following is a detail of the Series A Preferred Stock:

                                                             Shares
                                                             Issued             Amount
------------------------------------------------------------------------------------------
Balance June 30, 1999                                        1,697,706        $ 5,113,143
  Shares converted to common stock                            (342,780)        (1,028,343)
  Accretion to redemption value                                      -            410,445
                                                          --------------------------------
Balance June 30, 2000                                        1,354,926          4,495,245
  Shares converted to common stock                          (1,354,926)        (4,613,494)
  Accretion to redemption value                                      -            118,249
                                                          --------------------------------
Balance June 30, 2001                                                -        $         -
                                                          ================================

SERIES B PREFERRED STOCK: In May 1999, the Company established and designated 3,000,000 shares of previously undesignated shares as Series B Preferred Stock (Series B Stock). In January 2000, the Board of Directors designated an additional 913,333 shares of previously undesignated shares as Series B Stock. The shares had no par value and a liquidation value of $1.00 per share. Each share of Series B Stock was convertible into, and had voting rights equal to, one share of common stock. Series B Stock was automatically convertible into shares of common stock if (i) the Company closed on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series B Stock that were outstanding have been converted.

As of June 30, 2001 all Series B Stock has been converted to common stock due to an equity offering of greater than $5,000,000.

SERIES C PREFERRED STOCK: In February 2000, the Board of Directors designated 1,000,000 shares of previously undesignated authorized shares as Series C Preferred Stock (Series C Stock). Shares of Series C Stock had no par value and a liquidation value of $1.00 per share. Each share was convertible into, and had voting rights equal to, one share of common stock. Series C Stock was automatically convertible into shares of common stock if (i) the Company closes on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series C Stock that were outstanding have been converted.

As of June 30, 2001 all Series C Stock has been converted to common stock due to an equity offering of greater than $5,000,000.

SERIES D PREFERRED STOCK: In June 2000, the Board of Directors designated 2,500,000 shares of previously undesignated authorized shares as Series D Preferred Stock (Series D stock). Shares of Series D stock had no par value and a liquidation value of $2.50 per share. Each share was convertible into, and had voting rights equal to, one share of common stock. Series D stock was automatically convertible into shares of common stock if (i) the Company closed on an equity offering of at least $5,000,000 or (ii) at least 50 percent of the number of shares of Series D stock that were outstanding have been converted.

In August through October 2000 the Company sold 2,929,800 shares of its Series D Stock to accredited investors at $2.50 per share. Holders of the Series D Preferred Stock also received warrants to purchase 748,550 shares of common stock at an exercise price of $3.50, which were valued at $720,000 using the Black-Scholes model. In conjunction with this transaction, the Company paid commissions and expenses of $726,361 and issued warrants to purchase 276,980 shares of common stock to the selling agents, which were valued at $323,000 using the Black-Scholes model.

As of June 30, 2001, all Series D Stock has been converted to common stock as the offering was greater than $5,000,000.

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

NOTE 7.  STOCK OPTIONS AND WARRANTS

OPTIONS--EMPLOYEE GRANTS: The Company and its subsidiary regularly grant options to employees, some of which are granted under the Company's 1998 Stock Option Plan (the Plan). The Plan may grant options for up to 4,000,000 shares. If any of the options granted under the Plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. The options granted will have a maximum term of ten years and an exercise price not less than the market price on the date of grant. Vesting of options granted to employees is determined on a discretionary basis. One-third of the options granted to directors are exercisable immediately, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended June 30, 2001 and 2000.

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

OPTIONS AND WARRANTS--PRO FORMA INFORMATION: Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the grant date fair values of awards, reported net loss attributable to common stockholders and net loss per common share would have been increased to the pro forma amounts shown below:

                                                                                              June 30
                                                                                   -------------------------------
                                                                                        2001               2000
                                                                                        ----               ----
Net loss attributable to common stockholders, as reported                          $(14,055,261)       $(9,175,968)
Net loss attributable to common stockholders, pro forma                             (14,832,561)        (9,661,526)
Net loss per basic and diluted common share, as reported                                  (0.91)             (2.12)
Net loss per basic and diluted common share, pro forma                                    (0.91)             (2.23)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards generally are made each year. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000:


                                                                                                 June 30
                                                                                        --------------------------
                                                                                         2001               2000
                                                                                         ----               ----
Expected dividend yield                                                                 $    -             $    -
Expected stock price volatility                                                           61.6%              67.2%
Risk-free interest rate                                                                    6.0%               6.0%
Expected life of options (years)                                                             3                  3

QUANTECH: Transactions involving Quantech stock options and warrants are summarized as follows:

                                                                                                    Weighted-
                                                                                   Stock         Average Exercise
                                                               Warrants           Options        Price Per Share
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                               602,505            186,250             $ 5.40
  Granted                                                            172,140             56,175               8.60
  Exercised                                                          (22,750)           (16,000)              4.60
  Expired                                                            (12,500)           (10,916)              9.60
                                                          ---------------------------------------------------------
Balance, June 30, 1997                                               739,395            215,509               6.20
  Granted                                                          2,120,148            521,000               3.30
  Expired                                                           (187,828)          (243,009)              7.26
                                                          ---------------------------------------------------------
Balance, June 30, 1998                                             2,671,715            493,500               3.58
  Granted                                                          2,156,766          1,650,604               1.10
  Exercised                                                          (22,500)                 -               2.50
  Expired                                                                  -            (50,140)              3.47
                                                          ---------------------------------------------------------
Balance, June 30, 1999                                             4,805,981          2,093,964               1.59
  Granted                                                            532,900            506,845               1.52
  Exercised                                                         (586,091)            (9,201)              1.26
  Expired                                                         (1,550,291)           (26,291)              1.58
                                                          ---------------------------------------------------------
Balance, June 30, 2000                                             3,202,499          2,565,317               1.67
  Granted                                                          1,700,930          1,652,756               2.61
  Exercised                                                           (1,125)                 -               0.75
  Expired                                                           (312,214)          (166,639)              5.14
                                                          ---------------------------------------------------------
Balance, June 30, 2001                                             4,590,090          4,051,434             $ 1.77
                                                          =========================================================

The fair value of warrants granted during 2001 and 2000 was $0.78 and $1.21 per warrant, respectively.

The fair value of stock options granted for goods and services during 2001 and 2000 was $0.74 and $0.93 per equity instrument, respectively.

The following tables summarize information about Quantech stock options and warrants outstanding as of June 30, 2001:

                   OPTIONS AND WARRANTS OUTSTANDING (QUANTECH)

                                                              Number of          Remaining          Weighted-
   Range of                                                     Units           Contractual          Average
Exercise Price                                               Outstanding         Life--Years       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$0.75                                                              1,739,107                2.1             $ 0.75
$1.00 - $1.39                                                      2,914,398                3.1               1.11
$1.50                                                                676,000                2.8               1.50
$1.63 - $2.44                                                        761,015                4.6               2.14
$2.50 - $2.88                                                        536,621                4.2               2.59
$3.00 - $3.06                                                        375,008                1.3               3.00
$3.22 - $3.75                                                      1,622,165                4.2               3.40
$4.22 - $5.00                                                         17,200                1.2               4.76
                                                          -------------------                   -------------------
                                                                   8,641,514                                $ 1.77
                                                          ===================                   ===================



                   OPTIONS AND WARRANTS EXERCISABLE (QUANTECH)

                                                                                 Number of          Weighted-
                                                                                   Units             Average
                                                                                Exercisable       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$0.75                                                                                 1,739,107             $ 0.75
$1.00 - $1.39                                                                         2,854,900               1.10
$1.50                                                                                   500,672               1.50
$1.63 - $2.44                                                                           208,890               2.12
$2.50 - $2.88                                                                           443,047               2.57
$3.00 - $3.06                                                                           343,750               3.00
$3.22 - $3.75                                                                         1,106,450               3.45
$4.22 - $5.00                                                                            14,068               4.90
                                                                             --------------------------------------
                                                                                      7,210,884             $ 1.62
                                                                             ======================================



The number of options and warrants exercisable at June 30, 2000, was 5,304,419 with a weighted-average exercise price of $1.55.

The Company sold the following warrants to purchase shares of common stock to accredited investors.

                                                  Number of          Exercise        Expiration          Selling
Date                                                Shares             Price            Date              Price
-------------------------------------------------------------------------------------------------------------------
September 1999                                       175,000           $ 1.25      September 9, 2004    $  10,000
November 1999                                         75,000             1.06      November 16, 2004       15,000


HTS: Transactions involving HTS stock options and warrants are summarized as follows:

                                                                                                    Weighted-
                                                                                   Stock         Average Exercise
                                                               Warrants           Options        Price Per Share
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                                     -                  -             $    -
   Granted                                                           139,800            713,000               2.37
                                                          ---------------------------------------------------------
Balance, June 30, 2000                                               139,800            713,000               2.37
   Granted                                                           100,000            809,250               2.50
                                                          ---------------------------------------------------------
Balance, June 30, 2001                                               239,800          1,522,250             $ 2.44
                                                          =========================================================


The fair value of warrants granted during 2001 and 2000 was $0.41 and $1.09 per warrant, respectively.

The fair value of stock options granted for goods and services during 2001 and 2000 was $0.13 and $0.41 per equity instrument, respectively.

The following tables summarize information about HTS stock options and warrants outstanding as of June 30, 2001:

                     OPTIONS AND WARRANTS OUTSTANDING (HTS)

                                                                                 Weighted-
                                                                                  Average
                                                              Number of          Remaining          Weighted-
   Range of                                                     Units           Contractual          Average
Exercise Price                                               Outstanding         Life--Years       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$1.00                                                                 75,000            3.7                 $ 1.00
$2.50                                                              1,687,050            4.2                   2.50
                                                          -------------------                   -------------------
                                                                   1,762,050                                $ 2.44
                                                          ===================                   ===================

                     OPTIONS AND WARRANTS EXERCISABLE (HTS)

                                                                                 Number of          Weighted-
                                                                                   Units             Average
                                                                                Exercisable       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$1.00                                                                                    75,000             $ 1.00
$2.50                                                                                   726,803               2.50
                                                                             --------------------------------------
                                                                                        801,803             $ 2.36
                                                                             ======================================

The number of options and warrants exercisable at June 30, 2000, was 439,135 with a weighted-average exercise price of $2.24.

NOTE 8.  INCOME TAXES

The Company's income tax expense consisted solely of a franchise tax in Italy during the year ended December 31, 1992, since the Company has incurred no United States income taxes. For United States income tax purposes, under provisions of the Internal Revenue Code, the Company has approximately $30,444,000 in operating loss carryforwards and $1,059,000 in research and development credits at June 30, 2001, which may be used to offset otherwise future taxable income. These carryforwards are subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. At June 30, 2001, the annual net operating loss carryforward limitation due to Section 382 was approximately $2,200,000 per year. Further changes of control, including those discussed in Note 6, may result in additional limitations and expiration of additional amounts of the net operating loss carryforwards. Usage of the net operating loss carryforwards is also dependent upon the Company attaining profitable operations in the future.

Loss carryforwards and credits for tax purposes, reduced by the Section 382 limitation discussed above, as of June 30, 2001, have the following expiration dates:


                                          Net            Research and
Expiration                             Operating         Development
  Date                                    Loss             Credits
  ----                                    ----             -------
2006                                  $   241,000        $         -
2007                                    1,115,000                  -
2008                                      827,000             20,000
2009                                      849,000             26,000
2010                                            -             45,000
2011                                    2,193,000                  -
2012                                    3,738,000            117,000
2013                                    2,957,000            108,000
2019                                    3,397,000            108,000
2020                                    5,107,000            203,000
2021                                   10,020,000            432,000
                                      -----------        -----------
                                      $30,444,000        $ 1,059,000
                                      ===========        ===========


The tax effects of principal temporary differences at an assumed effective annual rate of 34 percent are shown in the following table:

                                                               June 30
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
Deferred tax assets:
  Loss carryforwards                                $ 10,351,000    $  6,944,000
  Research and development credits and deductions      1,059,000         832,000
  Guarantee of Spectrum Diagnostics, Inc. debt           115,000         115,000
  Compensation expense                                   422,000         324,000
  Other accruals                                          56,000          47,000
                                                    ------------    ------------
                                                      12,003,000       8,262,000

Valuation allowance for deferred tax assets          (12,003,000)     (8,262,000)
                                                    ------------    ------------
Net deferred tax assets                             $          -    $          -
                                                    ============    ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2001 and 2000, due to the valuation allowance recorded against deferred tax assets.

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




                                                      June 30, 2001
                                       --------------------------------------------
                                         Quantech           HTS            Total
                                       ------------    ------------    ------------
Net revenue                            $    817,082    $    284,844    $  1,101,926
Interest income                              69,395          58,675         128,070
Interest expense                             47,211               -          47,211
Depreciation and amortization               665,348           7,098         672,446
Purchases of equipment and leasehold
   improvements                             836,315         369,521       1,205,836
Segment loss                             (9,009,153)     (2,457,215)    (11,466,368)
Total assets                              3,908,905       2,160,585       6,069,490
                                       ============    ============    ============


                                                      June 30, 2000
                                       --------------------------------------------
                                        Quantech            HTS            Total
                                       ------------    ------------    ------------
Net revenue                            $    150,000    $          -    $    150,000
Interest income                              12,990          14,572          27,562
Interest expense                             42,509               -          42,509
Depreciation and amortization               423,728             519         424,247
Purchases of equipment and leasehold
   improvements                             864,515           9,797         874,312
Segment loss                             (5,568,494)       (454,359)     (6,022,853)
Total assets                              3,373,398       1,272,930       4,646,328
                                       ============    ============    ============

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                            Age       Position
         ----                            ---       --------
         Robert Case                     57        Chief Executive Officer and Director

         Edward L. Zeman                 46        Chief Financial Officer

         Thomas R. Witty                 54        Executive Vice President Research and Development


          ROBERT CASE has been Chief Executive Officer of Quantech since June 1997 and a director of Quantech since October 1996. Mr. Case founded Case + Associates, Inc., a leading consultant in the research, design, development, and engineering of medical products. Its consulting activities include work for major multi-national, as well as development stage medical companies in the design of products from diagnostic instrumentation and implantable devices to surgical instruments. Mr. Case has served as Chairman of the Industrial Designers Society of America, and was a member of its national board of directors. In addition, Mr. Case conducts both U.S. and European seminars in product definition and development for Frost & Sullivan, the Society of Plastics Engineers, the Society for the Advancement of Medical Packaging Institute, and Northwestern University. His educational background includes product design, engineering, and marketing at Syracuse University, the Illinois Institute of Technology, and DePaul University. Mr. Case is also a director of HTS.

         EDWARD L. ZEMAN has been Chief Financial Officer of Quantech since March 2001. Prior to joining Quantech, Mr. Zeman was Executive Vice President and Chief Financial Officer of Integrity Life Insurance Company/ARM Finance Group of Louisville, KY. This company had $10 billion in assets under management. Mr. Zeman's responsibilities included corporate accounting and SEC reporting, treasury/cash management, sourcing capital, investor relations, internal audit, taxes, risk management and rating agency coordination. He spent 13 years in the public accounting sector with Deloitte & Touche in Minneapolis, MN, where he provided audit and consulting services to both public and private companies. He is a CPA and received his Bachelor of Science degree in Business from the University of Minnesota.

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

         The information required by Item 9 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Executive Management" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Executive Compensation -- Certain Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits. See "Exhibit Index" on page following signatures.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended June 30, 2001.

                                   SIGNATURES

          In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               QUANTECH LTD.
                                               ("Registrant")


Dated: September 28, 2001              By: /s/ Robert Case
                                          --------------------------------------
                                           Robert Case,
                                           CEO

         In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints ROBERT CASE and EDWARD L. ZEMAN as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Signature                                      Title                                  Date
        ---------                                      -----                                  ----
/s/ Robert Case                         Chief Executive Officer, and Director             September 28, 2001
------------------------------          (Principal Executive Officer)
Robert Case

/s/ Edward L. Zeman                     Chief Financial Officer (Chief Financial and      September 28, 2001
------------------------------          Accounting Officer)
Edward L. Zeman

/s/ Gregory G. Freitag                  Director                                          September 28, 2001
------------------------------
Gregory G. Freitag

/s/ Robert W. Gaines, Jr., MD           Director                                          September 28, 2001
------------------------------
Robert W. Gaines, Jr., MD

/s/ James F. Lyons                      Chairman                                          September 28, 2001
------------------------------
James F. Lyons

/s/ Richard W. Perkins                  Director                                          September 28, 2001
------------------------------
Richard W. Perkins

/s/ Edward E. Strickland                Director                                          September 28, 2001
------------------------------
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB
                                       OF
                                  QUANTECH LTD.

                     For The Fiscal Year Ended June 30, 2001
                         Commission File Number: 0-19957


Exhibit
Number                                       Description
-------                                      -----------
3.1               Articles of Incorporation of Quantech Ltd., as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB for the Year
                  Ended June 30, 2000).

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

10.4*             Employment Agreement with Robert Case (incorporated by reference to Exhibit
                  10.2 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1998).

10.5              Technology and Development License Agreement dated December 16, 1997
                  (incorporated by reference to Exhibit 1 of Schedule 13D filed by The
                  Perkin-Elmer Corporation on December 23, 1997, File No. 0-19957).

10.6              Perkin Elmer/Quantech License Agreement dated June 29, 1998 (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-KSB for the year ended
                  June 30, 1998).

10.7              Research and Development Services Agreement, dated November 13, 1998, with
                  Millennium Medical Systems, LLC (incorporated by reference to Exhibit A to
                  Schedule 13D filed by Robert Gaines and Millennium Medical Systems, LLC on
                  November 23, 1998, File No. 0-19957).

10.8*             Employment agreement with Thomas R. Witty, Ph.D. (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2;
                  Reg No. 333-70487).

10.9              Lease agreement for space at 815 Northwest Parkway, Eagan MN 55121
                  (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended December 31, 1999.)

10.10             License and Sublicense Agreement between Quantech Ltd. and Mitsubishi
                  Chemical Corporation dated January 18, 2001 (incorporated by reference to
                  Exhibit 10.1 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.11             Option Agreement between Quantech Ltd. and Mitsubishi Chemical Corporation dated January 18, 2001 (incorporated by reference to Exhibit 10.2 of the
                  Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.12             Supply/Purchase Agreement between Quantech Ltd. and Mitsubishi Chemical
                  Corporation dated January 18, 2001 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.13             License and Sublicense Agreement between HTS Biosystems, Inc. and Mitsubishi
                  Chemical Corporation dated January 18, 2001 (incorporated by reference to
                  Exhibit 10.4 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.14             Option Agreement between HTS Biosystems, Inc. and Mitsubishi Chemical
                  Corporation dated January 18, 2001 (incorporated by reference to Exhibit
                  10.5 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.15             Supply/Purchase Agreement between HTS Biosystems, Inc. and Mitsubishi
                  Chemical Corporation dated January 18, 2001 (incorporated by reference to
                  Exhibit 10.6 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.16             Distributorship Agreement between HTS Biosystems, Inc. and Mitsubishi
                  Chemical Corporation dated January 18, 2001 (incorporated by reference to
                  Exhibit 10.7 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.17             Distributorship Agreement between Quantech Ltd. and Mitsubishi Chemical
                  Corporation dated January 18, 2001 (incorporated by reference to Exhibit
                  10.8 of the Registrant's Form 10-Q for Quarter Ended March 31, 2001).

10.18*            Employment Agreement with Edward L. Zeman (incorporated by reference to
                  Exhibit 10.9 of the Registrant's Form 10-Q for the Quarter Ended March 31,
                  2001).

10.19**           OEM Development, Manufacture and Supply Agreement between Quantech Ltd. and
                  Diametrics Medical Incorporated dated May 23, 2001.

21                Subsidiary of the Registrant: HTS Biosystems, Inc., a Minnesota corporation.

23                Accountant's Consent

24                Power of Attorney (included on signature page)


---------------
*  Management contract or compensatory plan or arrangement.

** Portions of this document have been deleted, and a confidentiality request regarding such portions has been filed with the SEC.