Form 10QSB
period 2001-09-30
QUANTECH LTD /MN/
filed 2001-11-14
CIK 880354

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                      Commission File Number:
September 30, 2001                                            0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                              41-1709417
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

                      YES   X       NO

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,583,712 shares of Common Stock, no par value, as of November 9, 2001.

           Transitional Small Business Disclosure Format: YES ___  NO X

Index

PART I. FINANCIAL INFORMATION                                                   Page No.
                                                                               --------
   Item 1: Financial Statements:

      Consolidated Balance Sheets as of September 30, 2001 and June 30,            3
2001

      Consolidated Statements of Operations for the Three Months Ended
      September 30, 2001 and 2000 and from inception to September 30, 2001         4

      Consolidated Statement of Stockholders' Equity from inception
      to September 30, 2001                                                        5

      Consolidated Statements of Cash Flows for the Three Months Ended
      September 30, 2001 and 2000 and from inception to September 30, 2001         7

      Notes to Financial Statements                                                8

   Item 2: Management's Discussion and Analysis or Plan of Operation              11

PART II.OTHER INFORMATION                                                         15

                                  QUANTECH LTD.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                                         (Unaudited)
                                                                                        September 30,                June 30,
ASSETS                                                                                       2001                      2001
                                                                                       -----------------         ------------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $          760,041        $         2,162,479
  8% demand note receivable from officer                                                        154,806                    151,963
  Prepaid expenses                                                                               30,590                     29,376
                                                                                       -----------------         ------------------
Total current assets                                                                            945,437                  2,343,818
                                                                                       -----------------         ------------------

PROPERTY AND EQUIPMENT
  Equipment                                                                                   2,449,970                  2,350,964
  Leasehold improvements                                                                        117,534                     72,059
                                                                                       -----------------         ------------------
                                                                                              2,567,504                  2,423,023
   Less accumulated depreciation                                                               (782,724)                  (619,183)
                                                                                       -----------------         ------------------
Total property and equipment                                                                  1,784,780                  1,803,840
                                                                                       -----------------         ------------------

OTHER ASSETS
  License agreement, at cost, less amortization (note 2)                                      1,674,267                  1,755,924
  Patents, net                                                                                  141,222                    128,115
  Deposits                                                                                       37,793                     37,793
                                                                                       -----------------         ------------------
Total other assets                                                                            1,853,282                  1,921,832
                                                                                       -----------------         ------------------

TOTAL  ASSETS                                                                        $        4,583,499        $         6,069,490
                                                                                       =================         ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Short term debt (note 8)                                                           $        2,985,321        $         1,931,871
  Accounts payable                                                                            1,117,437                    871,699
  Accrued expenses:
    Payroll and benefits                                                                        252,074                    203,234
    Interest                                                                                      9,512                          -
    Current portion of deferred revenue                                                       1,038,412                  1,038,412
                                                                                       -----------------         ------------------
Total current liabilities                                                                     5,402,756                  4,045,216
                                                                                       -----------------         ------------------

DEFERRED REVENUE LESS CURRENT PORTION (note 7)                                                3,027,554                  3,212,157

STOCKHOLDERS' DEFICIT
  Common stock, no par value; authorized 59,913,000 shares, issued and outstanding 18,583,712 shares and 18,583,712 shares,
   respectively                                                                              33,479,786                 33,479,786
  Subscriptions receivable                                                                       (8,597)                    (9,782)
  Additional paid-in capital                                                                 11,568,394                 11,297,626
  Deficit accumulated during the development stage                                          (48,886,394)               (45,955,513)
                                                                                       -----------------         ------------------
Total stockholders' deficit                                                                  (3,846,811)                (1,187,883)
                                                                                       -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $        4,583,499        $         6,069,490
                                                                                       =================         ==================

                                  QUANTECH LTD.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                  Period From
                                                                                                  September 30,
                                                           Three Months        Three Months      1991 (Date of
                                                               Ended               Ended         Inception), to
                                                            September 30,       September 30,     September 30,
                                                               2001                 2000              2001
                                                             ------------      ------------      ------------
Net Revenue:
  Product sales                                              $         --      $     40,000      $  1,102,495
  Licensing revenue (note 8)                                      184,603                --           334,034
                                                             ------------      ------------      ------------
Total net revenue                                                 184,603            40,000         1,436,529
                                                             ------------      ------------      ------------

Expenses:
  General and administrative                                      866,352           634,735        16,066,137
  Marketing                                                        83,599           197,153         2,600,725
  Research and development                                      2,124,338         1,370,643        22,486,106
  Minimum royalty expense                                              --                --         1,300,000
  Minority interest                                                (4,032)          (82,993)         (525,624)
  Other                                                                --                --           488,978
                                                             ------------      ------------      ------------
Total expenses                                                  3,070,257         2,119,538        42,416,322
                                                             ------------      ------------      ------------

Loss from operations                                           (2,885,654)       (2,079,538)      (40,979,793)

Other:
  Interest income                                                  17,493            28,949           358,227
  Interest expense                                                (62,720)          (19,226)       (2,102,805)
                                                             ------------      ------------      ------------
Loss before income taxes                                       (2,930,881)       (2,069,815)      (42,724,371)

Income taxes                                                           --                --            42,595
                                                             ------------      ------------      ------------
Net loss                                                     $ (2,930,881)     $ (2,069,815)     $(42,766,966)
                                                             ============      ============      ============

Net loss attributable to common shareholders:
   Net loss                                                  $ (2,930,881)     $ (2,069,815)
   Preferred stock accretion                                           --          (118,249)
   Beneficial conversion feature of preferred stock                    --        (1,771,904)
                                                             ------------      ------------
Net loss attributable to common shareholders                 $ (2,930,881)     $ (3,959,968)
                                                             ============      ============

Loss per basic and diluted common share                      $      (0.16)     $      (0.64)
Weighted average common shares
  outstanding                                                  18,583,712         6,219,867


                                  QUANTECH LTD
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        Period From September 30, 1991 (date of Inception), to September
                                    30, 2001

                                                                                              Series B               Series C
                                                                                          Preferred Stock        Preferred Stock
                                                                                         Shares     Amount      Shares     Amount
                                                                                      ----------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment
 Common stock issued,  September 1992
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative translation adjustment
 Officers advances, net
                                                                                      ----------------------------------------------
Balance, December 31, 1992                                                                0           $0            0           $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993
 Common stock issued, April 1993
 Change in common stock par value resulting from merger
 Repayments
                                                                                      ----------------------------------------------
Balance,June 30, 1993                                                                     0           $0            0           $0
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
                                                                                      ----------------------------------------------
Balance, June 30, 1994                                                                    0           $0            0           $0
 Net loss
 Common stock issued, June 1995
 Warrants issued for services
                                                                                      ----------------------------------------------
Balance June 30, 1995                                                                     0           $0            0           $0
 Net loss
 Common stock issued, net of issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on subscription receivable
 Compensation expense recorded on stock options
                                                                                      ----------------------------------------------
Balance, June 30, 1996                                                                    0           $0            0           $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996
    January 1997
    February 1997
    March 1997
 Payments received on subscription receivable
 Compensation expense recorded on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                                                                      ----------------------------------------------
Balance, June 30, 1997                                                                    0           $0            0           $0
 Net Loss
 Conversion of common stock from par value to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received:
    March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                                                                      ----------------------------------------------
Balance, June 30, 1998                                                                    0           $0
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




                                                                          Series D
                                                                      Preferred Stock                       Common Stock
                                                                    Shares        Amount                Shares            Amount
                                                                   -----------------------------------------------------------------
Balance at Inception Net Loss for 15
  months Common stock transactions:
 Common stock issued, October 1991                                                                      160,000       $  3,154,574
 Common stock issued, November 1991                                                                      30,000       $    611,746
 Common stock issuance costs
 Cumulative translation adjustment
 Common stock issued, September 1992                                                                     35,000       $    699,033
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                                                   -----------------------------------------------------------------
Balance, December 31, 1992                                           0             $ 0                  225,000       $  4,465,353
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                                                                        8,000        $     1,600
 Common stock issued, April 1993                                                                          1,500        $       300
 Change in common stock par
    value resulting from merger                                                                                       ($ 4,420,353)
 Repayments
                                                                   -----------------------------------------------------------------
Balance,June 30, 1993                                                0             $ 0                  234,500       $     46,900
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
                                                                   -----------------------------------------------------------------
Balance, June 30, 1994                                               0             $ 0                  234,500       $     46,900
 Net loss
 Common stock issued, June 1995                                                                         107,500       $     21,500
 Warrants issued for services
                                                                   -----------------------------------------------------------------
Balance June 30, 1995                                                0             $ 0                  342,000       $     68,400
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                                                                          308,000       $     61,600
    August, 1995                                                                                         35,880       $      7,176
    September, 1995                                                                                     690,364       $    138,073
    November, 1995                                                                                       94,892       $     18,978
    December, 1995                                                                                      560,857       $    112,172
    May, 1996                                                                                           313,750       $     62,750
    June, 1996                                                                                              252       $         51
 Payments received on
    subscription receivable                                                                                (960)              (192)
 Compensation expense recorded
    on stock options
                                                                   -----------------------------------------------------------------
Balance, June 30, 1996                                               0             $ 0                2,345,035       $    469,008
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996                                                                                          500        $       100
    October 1996                                                                                          8,500        $     1,700
    November 1996                                                                                           750        $       150
    December 1996                                                                                        13,500        $     2,700
    January 1997                                                                                          1,000        $       200
    February 1997                                                                                         7,500        $     1,500
    March 1997                                                                                            7,000        $     1,400
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997                                                                          18,250        $     3,650
 Warrants issued with notes payable
                                                                   -----------------------------------------------------------------
Balance, June 30, 1997                                               0             $ 0                2,402,035       $    480,408
 Net Loss
 Conversion of common stock from par value
    to no par value                                                                                                  $  15,392,446
 Common stock issued for license agreement:
    September 1997                                                                                      150,000        $   390,000
 Common stock issued for equipment and
    services received: March 1998                                                                        13,078        $    45,584
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split                                                                                     (73)
                                                                   -----------------------------------------------------------------
Balance, June 30, 1998                                                                                2,565,040       $ 16,308,438
 Net Loss
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998                                                                                             2,000       $      7,060
    September 1998                                                                                        3,400       $     12,002
    October 1998                                                                                         25,000       $     18,750
 Common stock issued upon exercise of
    warrant: August 1998                                                                                  2,045       $      5,114
 Common stock issued for equipment and
    services received:
    July 1998                                                                                             5,714       $     20,000
    August 1998                                                                                           9,196       $     27,589
    September 1998                                                                                       12,557       $     11,318
    December 1998                                                                                         6,078       $      5,688
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                                                             Additional              the               Sub-
                                                                               Paid-In           Development        scriptions
                                                                               Capital              Stage           Receivable
                                                                         -----------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                                            ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991                                        $1,788,254
 Common stock issuance costs                                                ($889,849)
 Cumulative translation adjustment
 Common stock issued, September 1992                                         $875,967                                  ($53,689)
 Common stock issuance costs                                                ($312,755)
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                                                         -----------------------------------------------------------
Balance, December 31, 1992                                                 $1,461,617              ($3,475,608)        ($53,689)
 Net loss                                                                                            ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                                           $118,400
 Common stock issued, April 1993                                              $11,700                                        --
 Change in common stock par
    value resulting from merger                                            $4,420,353
 Repayments
                                                                       -------------------------------------------------------------
Balance,June 30, 1993                                                      $6,012,070              ($4,471,697)        ($53,689)
 Net loss                                                                                          ($1,543,888)
 240,000 shares of common
    stock to be issued
 Repayments                                                                                                             $53,689
                                                                       -------------------------------------------------------------
Balance, June 30, 1994                                                     $6,012,070              ($6,015,585)              $0
 Net loss                                                                                          ($2,070,292)
 Common stock issued, June 1995                                              $276,068                                  ($20,000)
 Warrants issued for services                                                 $40,200
                                                                       -------------------------------------------------------------
Balance June 30, 1995                                                      $6,328,338              ($8,085,877)        ($20,000)
 Net loss                                                                                          ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                                             $1,304,450
    August, 1995                                                             $161,460
    September, 1995                                                        $2,370,389
    November, 1995                                                           $425,482
    December, 1995                                                         $1,292,473
    May, 1996                                                              $3,300,422
    June, 1996                                                                 $3,650
 Payments received on
    subscription receivable                                                  ($14,808)                                  $20,000
 Compensation expense recorded
    on stock options                                                         $125,000
                                                                       -------------------------------------------------------------
Balance, June 30, 1996                                                    $15,296,856             ($10,482,840)              $0
 Net loss                                                                                          ($3,925,460)
 Stock offering costs                                                        ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                                             $2,400
    October 1996                                                              $40,800
    November 1996                                                              $3,600
    December 1996                                                             $64,800                                  ($57,500)
    January 1997                                                               $4,800
    February 1997                                                             $17,250
    March 1997                                                                $33,600
 Payments received on
    subscription receivable                                                                                             $57,500
 Compensation expense recorded
    on stock options                                                          $48,000
 Common stock issued, June 1997                                              $105,850
 Warrants issued with notes payable                                              $371
                                                                       -------------------------------------------------------------
Balance, June 30, 1997                                                    $15,606,017             ($14,408,300)              $0
 Net Loss                                                                                          ($3,648,748)
 Conversion of common stock from par value
    to no par value                                                      ($15,392,446)
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998                                                                $15,215
    April 1998                                                                   $500
 Warrants issued with notes payable                                              $939
 Amount attributable to value of debt
    conversion feature                                                       $988,444
 Warrants issued for license agreement
    December 1997                                                            $230,000
 Compensation expense recorded
    on stock options                                                          $28,000
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                                                       -------------------------------------------------------------
Balance, June 30, 1998                                                     $1,476,669             ($18,057,048)              $0
 Net Loss                                                                                          ($4,289,816)
 Warrants issued with notes payable                                               $76
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998                                                              $42,000
 Compensation expense recorded
    on stock options                                                          $43,000




                                                                               Paid for           Due               Cumulative
                                                                                 Not              From              Translation
                                                                               Issued            Officers           Adjustment
                                                                         -----------------------------------------------------------
Balance at Inception Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
   Common stock issued, November 1991 Common
 stock issuance costs
 Cumulative translation adjustment                                                                                    $387,754
 Common stock issued, September 1992
 Common stock issuance costs
 Common stock to be issued                                                             $120,000
 Cumulative translation adjustment                                                                                   ($209,099)
 Elimination of cumulative
    translation adjustment                                                                                           ($178,655)
 Officers advances, net                                                                               ($27,433)
                                                                         -----------------------------------------------------------
Balance, December 31, 1992                                                             $120,000       ($27,433)             $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                                                    ($120,000)
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments                                                                                             $5,137
                                                                         -----------------------------------------------------------
Balance,June 30, 1993                                                                        $0       ($22,296)             $0
 Net loss
 240,000 shares of common
    stock to be issued                                                                  $30,000
 Repayments                                                                                            $22,296
                                                                         -----------------------------------------------------------
Balance, June 30, 1994                                                                  $30,000             $0              $0
 Net loss
 Common stock issued, June 1995                                                        ($30,000)
 Warrants issued for services
                                                                         -----------------------------------------------------------
Balance June 30, 1995                                                                        $0             $0              $0
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995 September, 1995 November,
      1995 December, 1995 May, 1996 June,
    1996
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
                                                                         -----------------------------------------------------------
Balance, June 30, 1996                                                                       $0             $0              $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996 October 1996 November 1996
    December 1996 January 1997
    February 1997 March 1997
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                                                         -----------------------------------------------------------
Balance, June 30, 1997                                                                       $0             $0              $0
 Net Loss
 Conversion of common stock from par value
    to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                                                         -----------------------------------------------------------
Balance, June 30, 1998                                                                       $0             $0              $0
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

                                  QUANTECH LTD
                          (A Development Stage Company)
                                  CONSOLIDATED
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         Period From September 30, 1991
                        (date of Inception), to September
                                    30, 2001


                                                                       Series B                           Series C
                                                                    Preferred Stock                    Preferred Stock
                                                                        Shares            Amount           Shares           Amount
                                                                    ----------------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999                                                            623,334          $891,500
 Accrete to redemption value on
    Series A Preferred Stock
                                                                    ----------------------------------------------------------------
Balance, June 30, 1999                                                   623,334          $891,500                 0             $0
 Net Loss
 Series B Preferred Stock issued:
    July 1999                                                            216,666          $291,829
    August 1999                                                           86,667          $116,989
    September 1999                                                        16,667           $22,500
    October 1999 - adjust price to $1.00                                 471,666
    November 1999                                                        100,000          $100,000
    December 1999                                                        480,000          $472,500
    January 2000                                                         600,000          $425,500
    February 2000                                                      1,318,000          $732,755
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000                                                                                          1,000,000       $973,100
 Common stock issued: February 2000
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999                                                          (33,333)         ($50,000)
    September 1999
    October 1999
    December 1999
    January 2000                                                        (880,000)        ($880,000)
    February 2000
    March 2000                                                           (75,000)         ($72,500)
    April 2000                                                          (180,000)        ($177,000)
    May 2000
   June 2000
 Common stock issued upon exercise of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                                    ----------------------------------------------------------------
Balance June 30, 2000                                                  2,744,667        $1,874,073         1,000,000       $973,100
 Net Loss
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred stock:
    August 2000
    September 2000                                                       (25,000)         ($22,500)
    October 2000                                                       2,719,667)      ($1,851,573)       (1,000,000)     ($973,100)
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued
 Common stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise of warrants:
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                                    ----------------------------------------------------------------
Balance June 30, 2001                                                          0                $0                 0             $0
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Payment received on
    subscriptions receivable
                                                                    ----------------------------------------------------------------
Balance September 30, 2001                                                     0                $0                 0             $0


                                                                Series D
                                                            Preferred Stock                                            Common Stock
                                                                 Shares             Amount             Shares              Amount
                                                        ----------------------------------------------------------------------------
 Common stock issued upon
  conversion of preferred stock:
     November 1998                                                                                    74,052              $55,539
     January 1999                                                                                     15,952              $11,964
     March 1999                                                                                          500                 $375
     April 1999                                                                                       20,000              $15,000
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999
 Accrete to redemption value on
    Series A Preferred Stock
                                                        ----------------------------------------------------------------------------
Balance, June 30, 1999                                                 0               $0          2,741,534          $16,498,837
 Net Loss
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
      November 1999 December 1999 January
    2000 February 2000
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                                                  125,000             $187,500
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                                                                         32,000              $24,000
    August 1999                                                                                      179,121             $159,341
    September 1999                                                                                    80,852              $60,639
    October 1999                                                                                      50,000              $37,500
    December 1999                                                                                     13,252               $9,939
    January 2000                                                                                     890,000             $887,500
    February 2000                                                                                    866,664             $649,998
    March 2000                                                                                        89,000              $83,000
    April 2000                                                                                       226,880             $212,160
    May 2000                                                                                          68,864              $51,648
   June 2000                                                                                          42,824              $32,118
 Common stock issued upon exercise
    of warrants:
    September 1999                                                                                   454,545             $500,000
    February 2000                                                                                     24,256              $18,192
    March 2000                                                                                        60,263             $147,835
    May 2000                                                                                          39,708              $67,318
   June 2000                                                                                           7,321               $7,553
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000                                                                                       2,000               $2,750
    February 2000                                                                                        200                 $226
   June 2000                                                                                           7,001               $8,751
 Common stock issued for equipment and
    services received:
    January 2000                                                                                       2,275               $2,276
    February 2000                                                                                    200,856             $310,684
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                        ----------------------------------------------------------------------------
Balance June 30, 2000                                                  0               $0          6,204,416          $19,959,765
 Net Loss
 Series D Preferred Stock issued:
    August 2000                                                1,462,400       $2,817,482
    September 2000                                               533,600       $1,123,817
    October 2000                                                 933,800       $1,613,840
 Common stock issued upon
   conversion of preferred stock:
    August 2000                                                                                       14,108              $10,581
    September 2000                                                                                    25,000              $22,500
    October 2000                                              (2,929,800)     ($5,555,139)        12,055,063          $12,982,725
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued
  Common stock issued:
    October 2000                                                                                      56,000              $65,371
    November 2000                                                                                    178,000             $366,300
    December 2000                                                                                     50,000              $71,700
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise
    of warrants:                                                                                       1,125                 $844
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                        ----------------------------------------------------------------------------
Balance June 30, 2001                                                  0               $0         18,583,712          $33,479,786
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Payment received on
    subscriptions receivable
                                                        ----------------------------------------------------------------------------
Balance September 30, 2001                                             0               $0         18,583,712          $33,479,786



                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                                          During
                                                                              Additional                   the            Sub-
                                                                                Paid-In                Development      scriptions
                                                                                Capital                   Stage         Receivable
                                                                        ------------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998                                                            $781,000
 Series B Preferred Stock issued:
    June 1999                                                                                                             ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                                                                            ($377,420)
                                                                        ------------------------------------------------------------
Balance, June 30, 1999                                                      $2,342,745               ($22,724,284)        ($60,000)
 Net Loss                                                                                             ($6,022,853)
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
    November 1999
    December 1999                                                                                                         ($20,000)
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock                                                         $2,742,670                ($2,742,670)
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                                                                        ($4,500)
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999 September 1999 October 1999
     December 1999 January 2000 February
    2000 March 2000 April 2000 May 2000
   June 2000
 Common stock issued upon exercise of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999                                                             $10,000                                    ($10,000)
    November 1999                                                              $15,000                                    ($15,000)
    January 2000                                                              $152,000
    February 2000                                                             $469,000
    March 2000                                                                     $25
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options                                                          $332,300
 Subsidiary stock issued                                                    $1,250,088
 Payment received on
    subscriptions receivable                                                                                               $89,500
 Accrete to redemption value on
    Series A Preferred Stock                                                                            ($410,445)
                                                                        ------------------------------------------------------------
Balance June 30, 2000                                                       $7,313,828               ($31,900,252)        ($20,000)
 Net Loss                                                                                            ($11,466,368)
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred stock:
    August 2000
    September 2000
    October 2000
 Warrants issued:
    August 2000                                                               $576,000
    September 2000                                                            $206,000
    October 2000                                                              $401,868
    November 2000                                                              $34,225
    December 2000                                                              $40,850
    April 2001                                                                 $75,000
 Subsidiary stock and warrant issued $156,770                                 $156,770
  Common stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options                                                           $22,441
 Common stock issued upon exercise
    of warrants:
 Beneficial conversion expense on
    Preferred Stock                                                         $2,470,644                ($2,470,644)
 Payment received on
    subscriptions receivable                                                                                               $10,218
 Accrete to redemption value on
    Series A Preferred Stock                                                                            ($118,249)
                                                                        ------------------------------------------------------------
Balance June 30, 2001                                                      $11,297,626               ($45,955,513)         ($9,782)
 Net Loss                                                                                             ($2,930,881)
 Warrants issued with notes payable                                           $130,200
 Amount attributable to value of debt
    conversion feature                                                        $130,200
 Compensation expense recorded
    on subsidiary stock options                                                $10,368
 Payment received on
    subscriptions receivable                                                                                                $1,185
                                                                        ------------------------------------------------------------
Balance September 30, 2001                                                 $11,568,394               ($48,886,394)         ($8,597)





                                                                             Paid for          Due             Cumulative
                                                                               Not            From             Translation
                                                                              Issued        Officers           Adjustment
                                                                           --------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999
 Accrete to redemption value on
    Series A Preferred Stock
                                                                           --------------------------------------------------------
Balance, June 30, 1999                                                        $0                $0                  $0
 Net Loss
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
      November 1999 December 1999 January
    2000 February 2000
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999 September 1999 October 1999
       December 1999 January 2000 February
    2000 March 2000 April 2000 May 2000
   June 2000
 Common stock issued upon exercise of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                                           --------------------------------------------------------
Balance June 30, 2000                                                         $0                $0                  $0
 Net Loss
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred stock:
    August 2000
    September 2000
    October 2000
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued Common stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise of warrants:
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                                           --------------------------------------------------------
Balance June 30, 2001                                                         $0                $0                  $0
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Payment received on
    subscriptions receivable
                                                                           --------------------------------------------------------
Balance September 30, 2001                                                    $0                $0                  $0

                                  QUANTECH LTD
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Period From
                                                                                                         September 30,
                                                                                                         1991 (Date of
                                                                                                         Inception), to
                                                                         September 30,                   September 30,
                                                                    2001                2000                2001
                                                                ------------        ------------        ------------
Cash Flows From Operating Activities
 Net Loss                                                       $ (2,930,881)       $ (2,069,815)       $(42,766,966)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                        --                  --            (178,655)
  Depreciation                                                       163,541              33,570             928,088
  Amortization                                                        81,657              81,659           2,914,423
  Gain on disposal of property and equipment                              --                  --              (1,777)
  Noncash compensation, services and interest                        274,800                  --           5,650,390
  Minority interest in subsidiary                                     (4,032)            (82,993)             (4,032)
  Deferred revenue                                                        --                  --           5,352,495
  Amortization of deferred revenue                                  (184,603)                             (1,286,529)
  Other                                                                   --                  --             623,650
  Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                            (1,214)             (5,433)            111,001
    Increase (decrease) in accounts payable                          245,738              12,401             773,869
    Increase (decrease) in accrued expenses                           58,352              (3,750)            535,710
                                                                ------------        ------------        ------------
     Net cash used in operating activities                        (2,296,642)         (2,034,361)        (27,348,333)
                                                                ------------        ------------        ------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                 (144,481)           (382,710)         (2,255,603)
 Proceeds on disposition of property                                      --                  --              39,775
 Patent costs                                                        (13,107)            (34,664)           (142,761)
 Organization costs                                                       --                  --             (97,547)
 Deposits                                                                 --             (20,537)           (101,092)
 Officer advances, net                                                    --                  --            (109,462)
 Note receivable from officer                                         (2,843)             (4,597)           (154,806)
 Purchase of investment                                                   --                  --            (225,000)
 Purchase of license agreement                                            --                  --          (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                   --                  --            (320,297)
 Prepaid securities issuance costs                                        --                  --            (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                           --                  --          (1,204,500)
                                                                ------------        ------------        ------------
   Net cash used in investing activities                            (160,431)           (442,508)         (6,622,936)
                                                                ------------        ------------        ------------

Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                   --                  --           1,523,909
 Net proceeds from the sale of Series B Preferred Stock                   --                  --           2,993,573
 Net proceeds from the sale of Series C Preferred Stock                   --                  --             973,100
 Net proceeds from the sale of Series D Preferred Stock                   --           3,941,299           5,555,139
 Net proceeds from the sale of common stock and warrants                  --             782,000          14,325,137
 Net proceeds from the sale of common stock of subsidiary                 --             125,000           1,406,858
 Proceeds from debt obligations                                    1,053,450                  --           8,286,406
 Payments received on stock subscriptions receivable                   1,185                  --              56,403
 Payments on debt obligations                                             --            (763,302)           (592,457)
                                                                ------------        ------------        ------------
  Net cash provided by financing activities                        1,054,635           4,084,997          34,528,068
                                                                ------------        ------------        ------------

Effect of Exchange Rate Changes on Cash                                   --                  --             203,242
                                                                ------------        ------------        ------------

   Net increase (decrease) in cash                                (1,402,438)          1,608,128             760,041

Cash and Cash Equivalents
 Beginning                                                         2,162,479           1,328,797                  --
                                                                ------------        ------------        ------------
 Ending                                                         $    760,041        $  2,936,925        $    760,041
                                                                ============        ============        ============

                                  QUANTECH LTD.
                         ( A DEVELOPMENT STAGE COMPANY )

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of September 30, 2001 and the results of operations and its cash flows for the three month periods ended September 30, 2001 and 2000, and the period from inception to September 30, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2001.

NOTE 2. LICENSE AGREEMENT

Quantech has a license agreement with Ares-Serono for certain patents, proprietary information and associated hardware related to Surface Plasmon Resonance ("SPR") technology which was acquired for approximately $4.3 million and is being amortized over its estimated useful life of 15 years. In addition, the license calls for an ongoing royalty of 6 percent on all products utilizing the SPR technology which are sold by Quantech. Also, if Quantech sublicenses the technology, Quantech will pay a royalty of 15 percent of all revenues received by Quantech under any sublicense. To date, Quantech has paid $1,300,000 of cumulative royalty payments. This amount satisfies the requirements of the license agreement until royalty accruals based on revenues exceed such minimum payment amount.

NOTE 3. CONVERTIBLE PREFERRED STOCK

On October 2, 2000, Quantech closed on a private equity offering greater than $5 million causing all of its Series A redeemable, B, C and D preferred stock to automatically convert into common shares.

NOTE 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. ("HTS") of which Quantech currently has 72% ownership. The HTS PROTEOMATRIX(TM) solution is a portfolio of proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems.

NOTE 5. SEGMENTS

The Company has two reportable segments: Quantech Ltd. (Quantech) and HTS Biosystems, Inc. (HTS). Quantech is completing development of a system for the hospital emergency department that is expected to run tests for a number of different medical conditions utilizing its proprietary technology, surface plasmon resonance (SPR) and other technologies. HTS is focused on the proteomics market, and is developing detection systems using SPR as well as fluorescence and chemiluminescent based technologies for drug discovery and the development of unique diagnostics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Quantech's annual report on Form 10-KSB.

                                                             Three months ended September 30, 2001
                                                        Quantech                 HTS                 Total
----------------------------------------------------------------------------------------------------------
Net Revenue                                           $   52,659         $   131,944           $   184,603
Interest Income                                            5,159              12,334                17,493
Interest Expense                                          62,720                   0                62,720
Depreciation and amortization                            219,566              25,632               245,198
Segment loss                                         (1,788,239)         (1,142,642)           (2,930,881)
Cash                                                     275,310             484,731               760,041
Total assets                                         $ 3,596,681           $ 986,818           $ 4,583,499
----------------------------------------------------------------------------------------------------------

                                                             Three months ended September 30, 2000
                                                        Quantech                 HTS                 Total
----------------------------------------------------------------------------------------------------------
Net Revenue                                                $   0          $   40,000            $   40,000
Interest Income                                            8,108              20,841                28,949
Interest Expense                                          19,226                   0                19,226
Depreciation and amortization                            113,683               1,546               115,229
Segment loss                                         (1,762,435)           (307,380)           (2,069,815)
Cash                                                   2,028,642             908,283             2,936,925
Total assets                                         $ 5,486,893         $ 1,100,275           $ 6,587,168
----------------------------------------------------------------------------------------------------------

NOTE 6. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

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

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending June 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

NOTE 7. DEFERRED REVENUE

During fiscal year 2001, Quantech and HTS recorded deferred revenue for payments received from Mitsubishi Chemical Corporation ("Mitsubishi") for future product deliveries and license and distribution agreements. Quantech received payments of $900,000 and $350,000, respectively, for license and distribution rights. HTS received payments of $1,350,000 and $1,500,000, respectively, for license and distribution rights, and received $300,000 for evaluation systems to be delivered during fiscal year 2002. The patent licensing revenue is being recognized over the remaining life of the patents of approximately 8 years, and the distribution agreement revenue is being recognized over the term of the agreement which runs through January 2006. Revenue for the evaluation systems will be recognized when the systems are shipped to and accepted by Mitsubishi.

NOTE 8. CONVERTIBLE DEBT

During August 2001, Quantech sold $1,085,000 of convertible promissory notes and warrants to accredited investors. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 1,388,800 shares of HTS common stock owned by Quantech. The notes may be converted into shares of the equity security (the "Next Financing Shares") sold by Quantech in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders also received a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of 80% of the purchase price per share of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the warrant, the warrant becomes exercisable to purchase, at $1.00 per share, the number of shares of common stock into which the note is then convertible. Quantech paid commissions and expenses in the aggregate amount of $126,040 to registered investment banks for acting as selling agents, and in addition issued the investment banks warrants to purchase common shares of up to 10% of shares of common stock into which the notes are convertible. The warrants were valued at $130,200 and are being accreted using the interest method over one year, the term of the debt. The Company also recognized a beneficial conversion feature of $130,200, which is also being accreted using the interest method over one year. The unamortized amount of the warrant value and beneficial conversion feature of $249,550 has been offset against the outstanding note amount on the balance sheet.

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

         Excluding tests that can be conducted in the home, the overall world wide diagnostic market is more than $20 billion. Routine and "STAT" (from the Latin statim meaning urgent) laboratory tests currently account for the majority of this market. Routine tests required in the hospital are conducted on testing systems located in either the hospital's central laboratory or sent to a laboratory that is not within the hospital. STAT tests are conducted by a hospital's central laboratory or a smaller, more conveniently located version of the central laboratories called STAT labs. Obtaining test results from central laboratories can take on average 45 to 90 minutes. This delay negatively affects patient treatment and increases costs. Although STAT labs have been established to reduce the time delay, test costs are higher in STAT labs than central laboratories and turnaround time for tests is not always reduced. We are designing the FasTraQ to address what we believe is a pressing need for a test system that can quickly, in less than 15 minutes on average, and cost effectively provide test results, especially for patients with critical problems in emergency departments.

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

RESULTS OF OPERATIONS

         Quantech has incurred a net loss of $42,766,966 from September 30, 1991 (date of inception) through September 30, 2001 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over the period since inception, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. For the three months ended September 30, 2001, Quantech had losses of $2,930,881 as compared to $2,069,815 for the same period in 2000. The higher loss was primarily due to higher operating expenses, especially for research and development.

         Net revenue increased to $184,603 for the three months ended September 30, 2001 from $40,000 for the same period in 2000 from the amortization of licensing and distribution revenue (see Notes to Financial Statements, Note 7 - Deferred Revenue). We expect additional sales of evaluation systems and licensing and distribution revenue amortization during the remainder of the year, but do not expect revenue from the sale of commercial systems.

         General and administration expenses increased to $866,352 for the three months ended September 30, 2001 from $634,735 for the same period in 2000 primarily due to expansion of HTS operations. We expect general and administrative expenses to increase in the future as Quantech and HTS complete development of their systems, prepare for market launch and begin to manufacture and distribute their products.

         Marketing expenses decreased to $83,599 for the three months ended September 30, 2001 from $197,153 for the same period in 2000 due to reduced market research spending at Quantech. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs increased to $2,124,338 for the three months ended September 30, 2001 from $1,370,643 for the same period in 2000 primarily due to expanded development work at HTS, and spending at Quantech to conduct FDA clinical trials. We expect R&D spending to increase as Quantech and HTS complete the commercial development of their systems.

         Minority interest in the HTS net loss decreased to $4,032 for the three months ended September 30, 2001 from $82,993 during the same periods in 2000. The balance sheet account for the minority interest in HTS dropped to zero during 2001, and therefore subsequent HTS losses were fully absorbed in the Quantech consolidated financial statements.

         Interest income decreased to $17,493 for the three months ended September 30, 2001 compared to $28,949 for the same period in 2000 as a result of less cash on hand from the proceeds of offerings for Quantech and HTS.

         Interest expense increased to $62,720 for the three months ended September 30, 2001 from $19,226 during the same period in 2000 as a result of higher average debt at Quantech.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception to September 30, 2001, Quantech has raised approximately $38,700,000 through a combination of public stock sales, private sales of stock and convertible debt obligations and receipts from strategic partners.

         In July 2001, Quantech implemented a company-wide plan to conserve cash while pursuing additional funding for system commercialization. The cash conservation plan included a 20% reduction in workforce and temporary salary reductions by senior personnel.

         In August 2001, Quantech raised bridge financing with net proceeds of $958,960 through the sale of convertible promissory notes and warrants, and, in October 2001, raised additional net proceeds of $44,500. The warrants were valued at $136,200. In addition, the beneficial conversion feature of $136,200 was recognized. Quantech also has a bank credit facility of up to $2.5 million, in which certain of the directors participated as co-borrowers. The credit facility expires on December 1, 2001, and Quantech has begun discussions with the bank to extend the facility. As of November 9, 2001, $2,489,871 was outstanding on this credit facility.

         Quantech is seeking to raise approximately an additional $1.5 million of bridge financing through the issuance of promissory notes and/or equity. The Company has signed an engagement agreement with an investment bank to assist in raising the bridge financing. With the additional bridge financing, Quantech will be able to maintain its current level of operations into the first quarter of 2002. If the financing is not raised by approximately December 1, 2001, the Company will have to significantly scale back its operations until it is able to obtain funding.

         Additional financing of approximately $10 to $12 million will be needed to develop and submit to the FDA additional tests, complete customer evaluations of the system, establish manufacturing capabilities and prepare for sales of the system. Quantech is currently reviewing multiple avenues of future funding including private sale of equity or debt with equity features or arrangements with strategic partners. Quantech does not have any commitments for any such financing and there can be no assurance that Quantech will obtain additional capital when needed or that additional capital will not have a dilutive effect on current stockholders. Subsequently, the Company will need to raise additional funding when it begins sales of its systems. See "Cautionary Statements -- We expect to incur losses in the future and we need additional financing to achieve sales necessary to reach a break-even cash flow." Quantech does not anticipate receiving any significant funding from commercial lenders other than the $2.5 million credit facility mentioned above. In addition, HTS Biosystems anticipates raising additional capital. An equity financing by HTS would result in a dilution of Quantech ownership of HTS. In October 2001, HTS began offering for sale up to $1.5 million of units consisting of one share of series A preferred stock and a warrant to purchase a half share of common stock. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

         Consolidated capital expenditures were $144,481 during the three month period ended September 30, 2001 primarily for establishing an HTS research and development facility in East Hartford, Connecticut. We anticipate significantly higher capital expenditures in the near future for laboratory and production equipment and office expansion as Quantech and HTS near product introduction. The timing and amount of such expenditures will be governed by our development and market introduction schedules, which are subject to change due to a number of factors including development delays, FDA approval and availability of future financing.

CAUTIONARY STATEMENTS

         MANY OF THE STATEMENTS CONTAINED IN THIS 10-QSB CONSTITUTE "FORWARD LOOKING STATEMENTS." SUCH STATEMENTS ARE MANAGEMENT'S EXPECTATIONS OR FORECASTS, NOT HISTORICAL FACTS, AND TYPICALLY RELATE TO PRODUCT DESIGN AND

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

 "GOING CONCERN" STATEMENT IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

         Quantech has not had any significant revenues to date. As of June 30, 2001 and September 30, 2001, we had accumulated deficits of $45,955,513 and $48,886,394 respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2001, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

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

OTHER FACTORS

         As described in Quantech's Form 10-KSB for the year ended June 30, 2001 under Cautionary Statements, there are factors concerning Quantech in addition to those identified above that should be considered including, but not limited to: uncertainty of market acceptance of Quantech's product once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on Quantech's technology and not violate others' rights, effects of government regulation on Quantech's product and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability, risk of loss of investment in HTS and the limited market for Quantech shares.


PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        During August 2001, Quantech sold $1,085,000 of convertible promissory notes and warrants to accredited investors. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 1,388,800 shares of HTS common stock owned by Quantech. The notes may be converted into shares of the equity security (the "Next Financing Shares") sold by Quantech in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders also received a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of 80% of the purchase price per share of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the warrant, the warrant becomes exercisable to purchase, at $1.00 per share, the number of shares of common stock into which the note is then convertible. The sale of such notes and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and expenses in the aggregate amount of $126,040 to registered investment banks for acting as selling agents, and in addition issued the investment banks warrants to purchase common shares of up to 10% of shares of common stock into which the notes are convertible. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

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

                                  QUANTECH LTD

                                                         /s/ Robert Case
                                                         ----------------------
                                                         Robert Case
                                                         Chief Executive Officer

                                                             /s/ Edward L. Zeman
                                                         ----------------------
                                                         Edward L. Zeman
Date: November 14, 2001                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                               September 30, 2001

Exhibit Number                         Description
------------------------               ----------------------------------------
