Form 10QSB
period 2001-12-31
QUANTECH LTD /MN/
filed 2002-02-14
CIK 880354

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File Number:
December 31, 2001                                               0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                           41-1709417
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

            YES X                                         NO
               ---                                          ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,583,712 shares of Common Stock, no par value, as of February 8, 2002.

     Transitional Small Business Disclosure Format: YES   NO X
                                                       ---  ---

Index

PART I.FINANCIAL INFORMATION                                               Page No.
                                                                           --------
   Item 1: Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001        3

Consolidated Statements of Operations for the Three Months and Six Months
Ended December 31, 2001 and 2000 and from inception to December 31, 2001     4

Consolidated Statement of Stockholders' Equity from inception
to December 31, 2001                                                         6

Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2001 and 2000 and from inception to December 31, 2001           8

Notes to Financial Statements                                                9

   Item 2:  Management's Discussion and Analysis or Plan of Operation        12

PART II.OTHER INFORMATION                                                    15

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                                         (UNAUDITED)
                                                                                         DECEMBER 31,                JUNE 30,
ASSETS                                                                                       2001                      2001
                                                                                     ------------------        -------------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $          395,969        $         2,162,479
  8% demand note receivable from officer                                                        145,967                    151,963
  Prepaid expenses                                                                               30,590                     29,376
                                                                                     ------------------        -------------------
Total current assets                                                                            572,526                  2,343,818
                                                                                     ------------------        -------------------
PROPERTY AND EQUIPMENT
  Equipment                                                                                   2,578,982                  2,350,964
  Leasehold improvements                                                                        119,367                     72,059
                                                                                     ------------------        -------------------
                                                                                              2,698,349                  2,423,023
   Less accumulated depreciation                                                               (953,592)                  (619,183)
                                                                                     ------------------        -------------------
Total property and equipment                                                                  1,744,757                  1,803,840
                                                                                     ------------------        -------------------
OTHER ASSETS
  License agreement, at cost, less amortization (note 2)                                      1,592,610                  1,755,924
  Patents, net                                                                                  146,898                    128,115
  Deposits                                                                                       37,793                     37,793
                                                                                     ------------------        -------------------
Total other assets                                                                            1,777,301                  1,921,832
                                                                                     ------------------        -------------------
TOTAL  ASSETS                                                                        $        4,094,584        $         6,069,490
                                                                                     ==================        ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Short term debt (note 8)                                                           $        3,452,271        $         1,931,871
  Accounts payable                                                                            1,545,034                    871,699
  Accrued expenses:
  Payroll and benefits                                                                          128,072                    203,234
  Interest                                                                                       51,121                          -
  Current portion of deferred revenue                                                         1,038,412                  1,038,412
                                                                                     ------------------        -------------------
Total current liabilities                                                                     6,214,910                  4,045,216
                                                                                     ------------------        -------------------
DEFERRED REVENUE LESS CURRENT PORTION (NOTE 7)                                                2,842,951                  3,212,157
STOCKHOLDERS' DEFICIT
  Common stock, no par value; authorized 59,913,000 shares, issued and outstanding 18,583,712 shares and 18,583,712 shares,
   respectively                                                                              33,479,786                 33,479,786
  Subscriptions receivable                                                                       (5,001)                    (9,782)
  Additional paid-in capital                                                                 14,078,450                 11,297,626
  Deficit accumulated during the development stage                                          (52,516,512)               (45,955,513)
                                                                                     ------------------        -------------------
Total stockholders' deficit                                                                  (4,963,277)                (1,187,883)
                                                                                     ------------------        -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $        4,094,584        $         6,069,490
                                                                                     ==================        ===================

                                 QUANTECH LTD.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                               PERIOD FROM
                                                                                               SEPTEMBER 30,
                                                           SIX MONTHS         SIX MONTHS      1991 (DATE OF
                                                             ENDED              ENDED         INCEPTION), TO
                                                          DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                             2001               2000               2001
                                                         ------------       ------------       ------------
Net Revenue:
  Product sales                                          $          -       $     40,000       $  1,102,495
  Licensing revenue (note 8)                                  369,206                  -            518,637
                                                         ------------       ------------       ------------
TOTAL NET REVENUE                                             369,206             40,000          1,621,132
                                                         ------------       ------------       ------------
Expenses:
  General and administrative                                2,444,582          1,254,287         17,644,367
  Marketing                                                   166,979            475,796          2,684,105
  Research and development                                  4,133,390          3,814,325         24,495,158
  Minimum royalty expense                                           -                  -          1,300,000
  Minority interest                                                 -           (230,153)          (521,592)
  Other                                                             -                  -            488,978
                                                         ------------       ------------       ------------
Total expenses                                              6,744,951          5,314,255         46,091,016
                                                         ------------       ------------       ------------

LOSS FROM OPERATIONS                                       (6,375,745)        (5,274,255)       (44,469,884)

Other:
  Interest income                                              23,196             80,869            363,930
  Interest expense                                           (208,450)           (23,980)        (2,248,535)
                                                         ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                   (6,560,999)        (5,217,366)       (46,354,489)
Income taxes                                                        -                  -             42,595
                                                         ------------       ------------       ------------
NET LOSS                                                 $ (6,560,999)      $ (5,217,366)      $(46,397,084)
                                                         ============       ============       ============
Net loss attributable to common shareholders:
   Net loss                                              $ (6,560,999)      $ (5,217,366)
   Preferred stock accretion                                        -           (118,249)
   Beneficial conversion feature of preferred stock                 -         (2,470,644)
                                                         ------------       ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ (6,560,999)      $ (7,806,259)
                                                         ============       ============

Loss per basic and diluted common share                  $      (0.35)      $      (0.64)
Weighted average common shares
  outstanding                                              18,583,712         12,233,548

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         THREE MONTHS       THREE MONTHS
                                                             ENDED             ENDED
                                                          DECEMBER 31,       DECEMBER 31,
                                                              2001              2000
                                                         ------------       ------------
Net Revenue:
  Product sales                                          $          -       $          -
  Licensing revenue (note 8)                                  184,603                  -
                                                         ------------       ------------
TOTAL NET REVENUE                                             184,603                  -
                                                         ------------       ------------
Expenses:
  General and administrative                                1,578,230            619,552
  Marketing                                                    83,380            278,643
  Research and development                                  2,009,052          2,443,682
  Minority interest                                             4,032           (147,160)
                                                         ------------       ------------
Total expenses                                              3,674,694          3,194,717
                                                         ------------       ------------
LOSS FROM OPERATIONS                                       (3,490,091)        (3,194,717)
Other:
  Interest income                                               5,703             51,920
  Interest expense                                           (145,730)            (4,754)
                                                         ------------       ------------
LOSS BEFORE INCOME TAXES                                   (3,630,118)        (3,147,551)

Income taxes                                                        -                  -
                                                         ------------       ------------
NET LOSS                                                 $ (3,630,118)      $ (3,147,551)
                                                         ============       ============
Net loss attributable to common shareholders:
   Net loss                                              $ (3,630,118)      $ (3,147,551)
   Preferred stock accretion                                        -                  -
   Beneficial conversion feature of preferred stock                 -           (698,740)
                                                         ------------       ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ (3,630,118)      $ (3,846,291)
                                                         ============       ============
Loss per basic and diluted common share                  $      (0.20)      $      (0.21)
Weighted average common shares
  outstanding                                              18,583,712         18,223,573

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO DECEMBER 31, 2001

                                                                  SERIES B                    SERIES C              SERIES D
                                                              PREFERRED STOCK              PREFERRED STOCK      PREFERRED STOCK
                                                           SHARES            AMOUNT      SHARES        AMOUNT  SHARES        AMOUNT
                                                           ------            ------      ------        ------  ------        ------
BALANCE AT INCEPTION
NET LOSS FOR 15 MONTHS
COMMON STOCK TRANSACTIONS:
COMMON STOCK ISSUED, OCTOBER 1991
COMMON STOCK ISSUED, NOVEMBER 1991
COMMON STOCK ISSUANCE COSTS CUMULATIVE
TRANSLATION ADJUSTMENT COMMON STOCK ISSUED,
SEPTEMBER 1992 COMMON STOCK ISSUANCE
COSTS COMMON STOCK TO BE ISSUED CUMULATIVE
TRANSLATION ADJUSTMENT ELIMINATION OF CUMULATIVE
TRANSLATION ADJUSTMENT
 OFFICERS ADVANCES, NET
                                                           ------            ------      ------        ------  ------        ------
BALANCE, DECEMBER 31, 1992                                     0                  $0        0            $0       0            $0
 NET LOSS
 COMMON STOCK TRANSACTIONS:
 COMMON STOCK ISSUED, JANUARY 1993
 COMMON STOCK ISSUED, APRIL 1993
 CHANGE IN COMMON STOCK PAR
VALUE RESULTING FROM MERGER
 REPAYMENTS
                                                           ------            ------      ------        ------  ------        ------
BALANCE,JUNE 30, 1993                                          0                  $0        0            $0       0            $0
 NET LOSS
 240,000 SHARES OF COMMON
STOCK TO BE ISSUED
 REPAYMENTS
                                                           ------            ------      ------        ------  ------        ------
BALANCE, JUNE 30, 1994                                         0                  $0        0            $0       0            $0
 NET LOSS
 COMMON STOCK ISSUED, JUNE 1995
 WARRANTS ISSUED FOR SERVICES
                                                           ------            ------      ------        ------  ------        ------
BALANCE JUNE 30, 1995                                          0                  $0        0            $0       0            $0
 NET LOSS
 COMMON STOCK ISSUED, NET OF ISSUANCE
COSTS OF $848,877:
JULY, 1995 AUGUST, 1995 SEPTEMBER, 1995
NOVEMBER, 1995 DECEMBER, 1995 MAY, 1996
JUNE, 1996
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
                                                           ------            ------      ------        ------  ------        ------
BALANCE, JUNE 30, 1996                                         0                  $0        0            $0       0            $0
 NET LOSS
 STOCK OFFERING COSTS
 COMMON STOCK ISSUED UPON EXERCISE
 OF OPTIONS AND WARRANTS
SEPTEMBER 1996 OCTOBER 1996 NOVEMBER 1996
DECEMBER 1996 JANUARY 1997 FEBRUARY
1997 MARCH 1997
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 COMMON STOCK ISSUED, JUNE 1997
 WARRANTS ISSUED WITH NOTES PAYABLE
                                                           ------            ------      ------        ------  ------        ------
BALANCE, JUNE 30, 1997                                         0                  $0        0            $0       0            $0
 NET LOSS
 CONVERSION OF COMMON STOCK FROM PAR VALUE
TO NO PAR VALUE
 COMMON STOCK ISSUED FOR LICENSE AGREEMENT:
SEPTEMBER 1997
 COMMON STOCK ISSUED FOR EQUIPMENT AND
SERVICES RECEIVED: MARCH 1998
 WARRANTS ISSUED FOR SERVICES RECEIVED:
MARCH 1998
APRIL 1998
 WARRANTS ISSUED WITH NOTES PAYABLE
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE
 WARRANTS ISSUED FOR LICENSE AGREEMENT
DECEMBER 1997
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 ADJUSTMENT OF FRACTIONAL SHARES DUE TO 1-FOR 20
REVERSE STOCK SPLIT
                                                           ------            ------      ------        ------  ------        ------
BALANCE, JUNE 30, 1998                                         0                  $0
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


                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                                                                                                      DURING
                                                                                                 ADDITIONAL             THE
                                                                    COMMON STOCK                  PAID-IN           DEVELOPMENT
                                                               SHARES           AMOUNT             CAPITAL            STAGE
                                                             ---------          --------         -----------        ------------
BALANCE AT INCEPTION
 NET LOSS FOR 15 MONTHS ($3,475,608)
 COMMON STOCK TRANSACTIONS:
 COMMON STOCK ISSUED, OCTOBER 1991                             160,000        $3,154,574
 COMMON STOCK ISSUED, NOVEMBER 1991                             30,000          $611,746          $1,788,254
 COMMON STOCK ISSUANCE COSTS                                                                      ($889,849)
 CUMULATIVE TRANSLATION ADJUSTMENT
 COMMON STOCK ISSUED, SEPTEMBER 1992                            35,000          $699,033            $875,967
 COMMON STOCK ISSUANCE COSTS                                                                      ($312,755)
 COMMON STOCK TO BE ISSUED
 CUMULATIVE TRANSLATION ADJUSTMENT
 ELIMINATION OF CUMULATIVE
TRANSLATION ADJUSTMENT
 OFFICERS ADVANCES, NET
                                                             ---------          --------         -----------        ------------
BALANCE, DECEMBER 31, 1992                                     225,000        $4,465,353          $1,461,617         ($3,475,608)
 NET LOSS                                                                                                              ($996,089)
 COMMON STOCK TRANSACTIONS:
 COMMON STOCK ISSUED, JANUARY 1993                               8,000            $1,600            $118,400
 COMMON STOCK ISSUED, APRIL 1993                                 1,500              $300             $11,700
 CHANGE IN COMMON STOCK PAR
VALUE RESULTING FROM MERGER                                                 ($4,420,353)          $4,420,353
 REPAYMENTS
                                                             ---------          --------         -----------        ------------
BALANCE,JUNE 30, 1993                                          234,500           $46,900          $6,012,070         ($4,471,697)
 NET LOSS                                                                                                            ($1,543,888)
 240,000 SHARES OF COMMON
STOCK TO BE ISSUED
 REPAYMENTS
                                                             ---------          --------         -----------        ------------
BALANCE, JUNE 30, 1994                                         234,500           $46,900          $6,012,070         ($6,015,585)
 NET LOSS                                                                                                            ($2,070,292)
 COMMON STOCK ISSUED, JUNE 1995                                107,500           $21,500            $276,068
 WARRANTS ISSUED FOR SERVICES                                                                        $40,200
                                                             ---------          --------         -----------        ------------
BALANCE JUNE 30, 1995                                          342,000           $68,400          $6,328,338         ($8,085,877)
 NET LOSS                                                                                                            ($2,396,963)
 COMMON STOCK ISSUED, NET OF ISSUANCE
 COSTS OF $848,877:
JULY, 1995                                                     308,000           $61,600          $1,304,450
AUGUST, 1995                                                    35,880            $7,176            $161,460
SEPTEMBER, 1995                                                690,364          $138,073          $2,370,389
NOVEMBER, 1995                                                  94,892           $18,978            $425,482
DECEMBER, 1995                                                 560,857          $112,172          $1,292,473
MAY, 1996                                                      313,750           $62,750          $3,300,422
JUNE, 1996                                                         252               $51              $3,650
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE                                           (960)            (-192)           ($14,808)
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                    $125,000
                                                             ---------          --------         -----------        ------------
BALANCE, JUNE 30, 1996                                       2,345,035          $469,008         $15,296,856        ($10,482,840)
 NET LOSS                                                                                                            ($3,925,460)
 STOCK OFFERING COSTS                                                                              ($12,310)
 COMMON STOCK ISSUED UPON EXERCISE
 OF OPTIONS AND WARRANTS
SEPTEMBER 1996                                                     500              $100              $2,400
OCTOBER 1996                                                     8,500            $1,700             $40,800
NOVEMBER 1996                                                      750              $150              $3,600
DECEMBER 1996                                                   13,500            $2,700             $64,800
JANUARY 1997                                                     1,000              $200              $4,800
FEBRUARY 1997                                                    7,500            $1,500             $17,250
MARCH 1997                                                       7,000            $1,400             $33,600
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                     $48,000
 COMMON STOCK ISSUED, JUNE 1997                                 18,250            $3,650            $105,850
 WARRANTS ISSUED WITH NOTES PAYABLE                                                                     $371
                                                             ---------          --------         -----------        ------------
BALANCE, JUNE 30, 1997                                       2,402,035          $480,408         $15,606,017        ($14,408,300)
 NET LOSS                                                                                                            ($3,648,748)
 CONVERSION OF COMMON STOCK FROM PAR VALUE
TO NO PAR VALUE                                                              $15,392,446       ($15,392,446)
 COMMON STOCK ISSUED FOR LICENSE AGREEMENT:
SEPTEMBER 1997                                                 150,000          $390,000
 COMMON STOCK ISSUED FOR EQUIPMENT AND
SERVICES RECEIVED: MARCH 1998                                   13,078           $45,584
 WARRANTS ISSUED FOR SERVICES RECEIVED:
MARCH 1998                                                                                           $15,215
APRIL 1998                                                                                              $500
 WARRANTS ISSUED WITH NOTES PAYABLE                                                                     $939
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE                                                                                  $988,444
 WARRANTS ISSUED FOR LICENSE AGREEMENT
DECEMBER 1997                                                                                       $230,000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                     $28,000
 ADJUSTMENT OF FRACTIONAL SHARES DUE TO 1-FOR 20
REVERSE STOCK SPLIT                                               (73)
                                                             ---------          --------         -----------        ------------
BALANCE, JUNE 30, 1998                                       2,565,040       $16,308,438          $1,476,669        ($18,057,048)
 NET LOSS                                                                                                            ($4,289,816)
 WARRANTS ISSUED WITH NOTES PAYABLE                                                                      $76
 COMMON STOCK ISSUED UPON CONVERSION
OF NOTES PAYABLE:
JULY 1998                                                        2,000            $7,060
SEPTEMBER 1998                                                   3,400           $12,002
OCTOBER 1998                                                    25,000           $18,750
 COMMON STOCK ISSUED UPON EXERCISE OF
WARRANT: AUGUST 1998                                             2,045            $5,114
 COMMON STOCK ISSUED FOR EQUIPMENT AND SERVICES RECEIVED:
JULY 1998                                                        5,714           $20,000
AUGUST 1998                                                      9,196           $27,589
SEPTEMBER 1998                                                  12,557           $11,318
DECEMBER 1998                                                    6,078            $5,688
 STOCK OPTIONS ISSUED FOR SERVICES:
OCTOBER 1998                                                                                         $42,000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                     $43,000



                                                              SUB-            PAID FOR       DUE          CUMULATIVE
                                                           SCRIPTIONS           NOT          FROM        TRANSLATION
                                                           RECEIVABLE          ISSUED       OFFICERS      ADJUSTMENT
                                                           ----------        ---------      --------      ----------
BALANCE AT INCEPTION NET LOSS FOR 15 MONTHS
 COMMON STOCK TRANSACTIONS:
 COMMON STOCK ISSUED, OCTOBER 1991
 COMMON STOCK ISSUED, NOVEMBER 1991
 COMMON STOCK ISSUANCE COSTS
 CUMULATIVE TRANSLATION ADJUSTMENT                                                                            $387,754
 COMMON STOCK ISSUED, SEPTEMBER 1992                          ($53,689)
 COMMON STOCK ISSUANCE COSTS
 COMMON STOCK TO BE ISSUED                                                     $120,000
 CUMULATIVE TRANSLATION ADJUSTMENT                                                                          ($209,099)
 ELIMINATION OF CUMULATIVE
TRANSLATION ADJUSTMENT                                                                                      ($178,655)
 OFFICERS ADVANCES, NET                                                                      ($27,433)
                                                            ----------        ---------      --------      ----------
BALANCE, DECEMBER 31, 1992                                    ($53,689)        $120,000      ($27,433)              $0
 NET LOSS
 COMMON STOCK TRANSACTIONS:
 COMMON STOCK ISSUED, JANUARY 1993                                           ($120,000)
 COMMON STOCK ISSUED, APRIL 1993
 CHANGE IN COMMON STOCK PAR
VALUE RESULTING FROM MERGER
 REPAYMENTS                                                                                     $5,137
                                                            ----------        ---------      --------      ----------
BALANCE,JUNE 30, 1993                                         ($53,689)              $0      ($22,296)              $0
 NET LOSS
 240,000 SHARES OF COMMON
STOCK TO BE ISSUED                                                              $30,000
 REPAYMENTS                                                     $53,689                        $22,296
                                                            ----------        ---------      --------      ----------
BALANCE, JUNE 30, 1994                                               $0         $30,000             $0              $0
 NET LOSS
 COMMON STOCK ISSUED, JUNE 1995                               ($20,000)       ($30,000)
 WARRANTS ISSUED FOR SERVICES
                                                            ----------        ---------      --------      ----------
BALANCE JUNE 30, 1995                                         ($20,000)              $0             $0              $0
 NET LOSS
 COMMON STOCK ISSUED, NET OF
 ISSUANCE COSTS OF $848,877:
JULY, 1995 AUGUST, 1995 SEPTEMBER, 1995
NOVEMBER, 1995 DECEMBER, 1995 MAY, 1996
JUNE, 1996
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE                                         $20,000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
                                                             ----------        ---------      --------      ----------
BALANCE, JUNE 30, 1996                                               $0              $0             $0              $0
 NET LOSS
 STOCK OFFERING COSTS
 COMMON STOCK ISSUED UPON EXERCISE
 OF OPTIONS AND WARRANTS
SEPTEMBER 1996
OCTOBER 1996
NOVEMBER 1996
DECEMBER 1996                                                 ($57,500)
JANUARY 1997
FEBRUARY 1997
MARCH 1997
 PAYMENTS RECEIVED ON
SUBSCRIPTION RECEIVABLE                                         $57,500
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 COMMON STOCK ISSUED, JUNE 1997
 WARRANTS ISSUED WITH NOTES PAYABLE
                                                             ----------        ---------      --------      ----------
BALANCE, JUNE 30, 1997                                               $0              $0             $0              $0
 NET LOSS
 CONVERSION OF COMMON STOCK FROM PAR VALUE
TO NO PAR VALUE
 COMMON STOCK ISSUED FOR LICENSE AGREEMENT:
SEPTEMBER 1997
 COMMON STOCK ISSUED FOR EQUIPMENT AND
SERVICES RECEIVED: MARCH 1998
 WARRANTS ISSUED FOR SERVICES RECEIVED:
MARCH 1998
APRIL 1998
 WARRANTS ISSUED WITH NOTES PAYABLE
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE
 WARRANTS ISSUED FOR LICENSE AGREEMENT
DECEMBER 1997
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 ADJUSTMENT OF FRACTIONAL SHARES DUE TO 1-FOR 20
REVERSE STOCK SPLIT
                                                             ----------        ---------      --------      ----------
BALANCE, JUNE 30, 1998                                               $0              $0             $0              $0
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

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO DECEMBER 31, 2001


                                                             SERIES B                     SERIES C
                                                         PREFERRED STOCK               PREFERRED STOCK
                                                     SHARES            AMOUNT        SHARES         AMOUNT
                                                  -----------     ------------   -----------      ----------
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
 NOVEMBER 1998
 JANUARY 1999
 MARCH 1999
 APRIL 1999
 WARRANTS ISSUED FOR SERVICES:
 NOVEMBER 1998
 SERIES B PREFERRED STOCK ISSUED:
JUNE 1999                                              623,334         $891,500
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                   -----------     ------------   -----------      ----------
BALANCE, JUNE 30, 1999                                 623,334         $891,500             0              $0
 NET LOSS
 SERIES B PREFERRED STOCK ISSUED:
JULY 1999                                              216,666         $291,829
AUGUST 1999                                             86,667         $116,989
SEPTEMBER 1999                                          16,667          $22,500
OCTOBER 1999 - ADJUST PRICE TO $1.00                   471,666
NOVEMBER 1999                                          100,000         $100,000
DECEMBER 1999                                          480,000         $472,500
JANUARY 2000                                           600,000         $425,500
FEBRUARY 2000                                        1,318,000         $732,755
 BENEFICIAL CONVERSION EXPENSE ON
PREFERRED STOCK
 SERIES C PREFERRED STOCK ISSUED:
FEBRUARY 2000                                                                       1,000,000        $973,100
 COMMON STOCK ISSUED: FEBRUARY 2000
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
JULY 1999
AUGUST 1999                                           (33,333)        ($50,000)
SEPTEMBER 1999
OCTOBER 1999
DECEMBER 1999
JANUARY 2000                                         (880,000)       ($880,000)
FEBRUARY 2000
MARCH 2000                                            (75,000)        ($72,500)
APRIL 2000                                           (180,000)       ($177,000)
MAY 2000
   JUNE 2000
 COMMON STOCK ISSUED UPON EXERCISE
OF WARRANTS:
SEPTEMBER 1999
FEBRUARY 2000
MARCH 2000
MAY 2000
   JUNE 2000
 WARRANTS ISSUED:
SEPTEMBER 1999
NOVEMBER 1999
JANUARY 2000
FEBRUARY 2000
MARCH 2000
 COMMON STOCK ISSUED UPON EXERCISE
OF OPTIONS:
JANUARY 2000
FEBRUARY 2000
   JUNE 2000
 COMMON STOCK ISSUED FOR EQUIPMENT AND
SERVICES RECEIVED:
JANUARY 2000
FEBRUARY 2000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 SUBSIDIARY STOCK ISSUED
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                   -----------     ------------   -----------      ----------
BALANCE JUNE 30, 2000                                2,744,667       $1,874,073     1,000,000        $973,100
 NET LOSS
 SERIES D PREFERRED STOCK ISSUED:
AUGUST 2000
SEPTEMBER 2000
OCTOBER 2000
 COMMON STOCK ISSUED UPON
 CONVERSION OF PREFERRED STOCK:
AUGUST 2000
SEPTEMBER 2000                                        (25,000)        ($22,500)
OCTOBER 2000                                       (2,719,667)     ($1,851,573)   (1,000,000)      ($973,100)
 WARRANTS ISSUED:
AUGUST 2000
SEPTEMBER 2000
OCTOBER 2000
NOVEMBER 2000
DECEMBER 2000
APRIL 2001
 SUBSIDIARY STOCK AND WARRANT ISSUED
 COMMON STOCK ISSUED:
OCTOBER 2000
NOVEMBER 2000
DECEMBER 2000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 COMMON STOCK ISSUED UPON EXERCISE
OF WARRANTS
 BENEFICIAL CONVERSION EXPENSE ON
PREFERRED STOCK
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                   -----------     ------------   -----------      ----------
BALANCE JUNE 30, 2001                                        0               $0             0              $0
UNAUDITED:
 NET LOSS
 WARRANTS ISSUED WITH NOTES PAYABLE
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE
 COMPENSATION EXPENSE RECORDED
ON SUBSIDIARY STOCK OPTIONS
 WARRANTS ISSUED:
OCTOBER 2001
NOVEMBER 2001
DECEMBER 2001
 SUBSIDIARY STOCK AND WARRANT ISSUED
 GAIN ON SALE OF SUBSIDIARY STOCK
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
                                                   -----------     ------------   -----------      ----------
BALANCE DECEMBER 31, 2001                                    0               $0             0              $0


                                                             SERIES D                                                   ADDITIONAL
                                                          PREFERRED STOCK                     COMMON STOCK                PAID-IN
                                                   SHARES             AMOUNT        SHARES             AMOUNT             CAPITAL
                                                 ----------        -----------     ----------        -----------        ----------
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
 NOVEMBER 1998                                                                         74,052            $55,539
 JANUARY 1999                                                                          15,952            $11,964
 MARCH 1999                                                                               500               $375
 APRIL 1999                                                                            20,000            $15,000
 WARRANTS ISSUED FOR SERVICES:
 NOVEMBER 1998                                                                                                            $781,000
 SERIES B PREFERRED STOCK ISSUED:
JUNE 1999
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                 ----------        -----------     ----------        -----------        ----------
BALANCE, JUNE 30, 1999                                     0                 $0     2,741,534        $16,498,837        $2,342,745
 NET LOSS
 SERIES B PREFERRED STOCK ISSUED:
JULY 1999
AUGUST 1999
SEPTEMBER 1999
OCTOBER 1999 - ADJUST PRICE TO $1.00
NOVEMBER 1999
DECEMBER 1999
JANUARY 2000
FEBRUARY 2000
 BENEFICIAL CONVERSION EXPENSE ON
PREFERRED STOCK                                                                                                         $2,742,670
 SERIES C PREFERRED STOCK ISSUED:
FEBRUARY 2000
 COMMON STOCK ISSUED: FEBRUARY 2000                                                   125,000           $187,500
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
JULY 1999                                                                              32,000            $24,000
AUGUST 1999                                                                           179,121           $159,341
SEPTEMBER 1999                                                                         80,852            $60,639
OCTOBER 1999                                                                           50,000            $37,500
DECEMBER 1999                                                                          13,252             $9,939
JANUARY 2000                                                                          890,000           $887,500
FEBRUARY 2000                                                                         866,664           $649,998
MARCH 2000                                                                             89,000            $83,000
APRIL 2000                                                                            226,880           $212,160
MAY 2000                                                                               68,864            $51,648
   JUNE 2000                                                                           42,824            $32,118
 COMMON STOCK ISSUED UPON EXERCISE
OF WARRANTS:
SEPTEMBER 1999                                                                        454,545           $500,000
FEBRUARY 2000                                                                          24,256            $18,192
MARCH 2000                                                                             60,263           $147,835
MAY 2000                                                                               39,708            $67,318
   JUNE 2000                                                                            7,321             $7,553
 WARRANTS ISSUED:
SEPTEMBER 1999                                                                                                             $10,000
NOVEMBER 1999                                                                                                              $15,000
JANUARY 2000                                                                                                              $152,000
FEBRUARY 2000                                                                                                             $469,000
MARCH 2000                                                                                                                     $25
 COMMON STOCK ISSUED UPON EXERCISE
OF OPTIONS:

JANUARY 2000                                                                            2,000             $2,750
FEBRUARY 2000                                                                             200               $226
   JUNE 2000                                                                            7,001             $8,751
 COMMON STOCK ISSUED FOR EQUIPMENT
 AND SERVICES RECEIVED:
JANUARY 2000                                                                            2,275             $2,276
FEBRUARY 2000                                                                         200,856           $310,684
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                                          $332,300
 SUBSIDIARY STOCK ISSUED                                                                                                $1,250,088
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                 ----------        -----------     ----------        -----------        ----------
BALANCE JUNE 30, 2000                                     0                 $0      6,204,416        $19,959,765        $7,313,828
 NET LOSS
 SERIES D PREFERRED STOCK ISSUED:
AUGUST 2000                                        1,462,400         $2,817,482
SEPTEMBER 2000                                       533,600         $1,123,817
OCTOBER 2000                                         933,800         $1,613,840
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
AUGUST 2000                                                                            14,108            $10,581
SEPTEMBER 2000                                                                         25,000            $22,500
OCTOBER 2000                                     (2,929,800)       ($5,555,139)    12,055,063        $12,982,725
 WARRANTS ISSUED:
AUGUST 2000                                                                                                               $576,000
SEPTEMBER 2000                                                                                                            $206,000
OCTOBER 2000                                                                                                              $401,868
NOVEMBER 2000                                                                                                              $34,225
DECEMBER 2000                                                                                                              $40,850
APRIL 2001                                                                                                                 $75,000
 SUBSIDIARY STOCK AND WARRANT ISSUED                                                                                      $156,770
 COMMON STOCK ISSUED:
OCTOBER 2000                                                                           56,000            $65,371
NOVEMBER 2000                                                                         178,000           $366,300
DECEMBER 2000                                                                          50,000            $71,700
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS                                                                                                           $22,441
 COMMON STOCK ISSUED UPON EXERCISE
OF WARRANTS                                                                             1,125               $844
 BENEFICIAL CONVERSION EXPENSE ON
PREFERRED STOCK                                                                                                         $2,470,644
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK
                                                 ----------        -----------     ----------        -----------        ----------
BALANCE JUNE 30, 2001                                     0                 $0     18,583,712        $33,479,786       $11,297,626
UNAUDITED:
 NET LOSS
 WARRANTS ISSUED WITH NOTES PAYABLE                                                                                       $136,200
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE                                                                                                        $136,200
 COMPENSATION EXPENSE RECORDED
ON SUBSIDIARY STOCK OPTIONS                                                                                               $862,368
 WARRANTS ISSUED:
OCTOBER 2001                                                                                                                $9,700
NOVEMBER 2001                                                                                                              $10,400
DECEMBER 2001                                                                                                              $64,650
 SUBSIDIARY STOCK AND WARRANT ISSUED                                                                                    $1,451,306
 GAIN ON SALE OF SUBSIDIARY STOCK                                                                                         $110,000
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE
                                                 ----------        -----------     ----------        -----------        ----------
BALANCE DECEMBER 31, 2001                                 0                 $0     18,583,712        $33,479,786       $14,078,450



                                                        DEFICIT
                                                      ACCUMULATED
                                                         DURING
                                                           THE               SUB-         PAID FOR         DUE        CUMULATIVE
                                                       DEVELOPMENT        SCRIPTIONS         NOT          FROM        TRANSLATION
                                                          STAGE           RECEIVABLE       ISSUED       OFFICERS       ADJUSTMENT
                                                     -------------        ----------       ------       --------       ----------
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
 NOVEMBER 1998
 JANUARY 1999
 MARCH 1999
 APRIL 1999
 WARRANTS ISSUED FOR SERVICES:
 NOVEMBER 1998
 SERIES B PREFERRED STOCK ISSUED:
JUNE 1999                                                                  ($60,000)
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK                                  ($377,420)
                                                     -------------        ----------       ------       --------       ----------
BALANCE, JUNE 30, 1999                                 ($22,724,284)       ($60,000)            $0            $0              $0
 NET LOSS                                               ($6,022,853)
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
JANUARY 2000
FEBRUARY 2000
MARCH 2000
 COMMON STOCK ISSUED UPON EXERCISE
OF OPTIONS:
JANUARY 2000
FEBRUARY 2000
   JUNE 2000
 COMMON STOCK ISSUED FOR EQUIPMENT
 AND SERVICES RECEIVED:
JANUARY 2000
FEBRUARY 2000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 SUBSIDIARY STOCK ISSUED
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE                                                     $89,500
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK                                  ($410,445)
                                                     -------------        ----------       ------       --------       ----------
BALANCE JUNE 30, 2000                                  ($31,900,252)       ($20,000)            $0            $0              $0
 NET LOSS                                              ($11,466,368)
 SERIES D PREFERRED STOCK ISSUED:
AUGUST 2000
SEPTEMBER 2000
OCTOBER 2000
 COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK:
AUGUST 2000
SEPTEMBER 2000
OCTOBER 2000
 WARRANTS ISSUED:
AUGUST 2000
SEPTEMBER 2000
OCTOBER 2000
NOVEMBER 2000
DECEMBER 2000
APRIL 2001
 SUBSIDIARY STOCK AND WARRANT ISSUED
 COMMON STOCK ISSUED:
OCTOBER 2000
NOVEMBER 2000
DECEMBER 2000
 COMPENSATION EXPENSE RECORDED
ON STOCK OPTIONS
 COMMON STOCK ISSUED UPON EXERCISE
OF WARRANTS
 BENEFICIAL CONVERSION EXPENSE ON
PREFERRED STOCK                                         ($2,470,644)
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE                                                     $10,218
 ACCRETE TO REDEMPTION VALUE ON
SERIES A PREFERRED STOCK                                  ($118,249)
                                                     -------------        ----------       ------       --------       ----------
BALANCE JUNE 30, 2001                                  ($45,955,513)        ($9,782)            $0            $0              $0
UNAUDITED:
 NET LOSS                                               ($6,560,999)
 WARRANTS ISSUED WITH NOTES PAYABLE
 AMOUNT ATTRIBUTABLE TO VALUE OF DEBT
CONVERSION FEATURE
 COMPENSATION EXPENSE RECORDED
ON SUBSIDIARY STOCK OPTIONS
 WARRANTS ISSUED:
OCTOBER 2001
NOVEMBER 2001
DECEMBER 2001
 SUBSIDIARY STOCK AND WARRANT ISSUED
 GAIN ON SALE OF SUBSIDIARY STOCK
 PAYMENT RECEIVED ON
SUBSCRIPTIONS RECEIVABLE                                                      $4,781
                                                     -------------        ----------       ------       --------       ----------
BALANCE DECEMBER 31, 2001                              ($52,516,512)        ($5,001)            $0            $0              $0

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                     PERIOD FROM
                                                                                                    SEPTEMBER 30,
                                                                                                    1991 (DATE OF
                                                                                                    INCEPTION), TO
                                                                        DECEMBER 31,                 DECEMBER 31,
                                                                  2001               2000               2001
                                                              ------------       ------------       ------------
Cash Flows From Operating Activities
 Net Loss                                                     $ (6,560,999)      $ (5,217,366)      $(46,397,084)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                       -                  -           (178,655)
  Depreciation                                                     334,409             72,021          1,098,956
  Amortization                                                     163,312            163,315          2,996,078
  Gain on disposal of property and equipment                             -                  -             (1,777)
  Noncash compensation, services and interest                    1,243,076                  -          6,618,666
  Minority interest in subsidiary                                        -           (230,153)                 -
  Deferred revenue                                                       -                  -          5,352,495
  Amortization of deferred revenue                                (369,206)                 -         (1,471,132)
  Other                                                                  -                  -            623,650
  Change in assets and liabilities:
    (Increase) decrease in prepaid expenses                         (1,214)            (5,848)           111,001
    Increase (decrease) in accounts payable                        673,335             91,727          1,201,466
    Increase (decrease) in accrued expenses                        (24,041)            (3,750)           453,317
                                                              ------------       ------------       ------------
 NET CASH USED IN OPERATING ACTIVITIES                          (4,541,328)        (5,130,054)       (29,593,019)
                                                              ------------       ------------       ------------
Cash Flows From Investing Activities
 Purchase of property and equipment                               (275,326)          (758,326)        (2,386,448)
 Proceeds on disposition of property                                     -                  -             39,775
 Patent costs                                                      (18,783)           (54,588)          (148,437)
 Organization costs                                                      -                  -            (97,547)
 Deposits                                                                -            (21,462)          (101,092)
 Officer advances, net                                                   -                  -           (109,462)
 Note receivable from officer                                        5,996             (7,440)          (145,967)
 Purchase of investment                                                  -                  -           (225,000)
 Purchase of license agreement                                           -                  -         (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                  -                  -           (320,297)
 Prepaid securities issuance costs                                       -                  -           (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                          -                  -         (1,204,500)
                                                              ------------       ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                          (288,113)          (841,816)        (6,750,618)
                                                              ------------       ------------       ------------
Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                  -                  -          1,523,909
 Net proceeds from the sale of Series B Preferred Stock                  -                  -          2,993,573
 Net proceeds from the sale of Series C Preferred Stock                  -                  -            973,100
 Net proceeds from the sale of Series D Preferred Stock                  -          5,555,139          5,555,139
 Net proceeds from the sale of common stock and warrants                 -          1,763,158         14,325,137
 Net proceeds from the sale of common and
  preferred stock of subsidiary                                  1,537,750            125,000          2,944,608
 Proceeds from debt obligations                                  1,520,400                  -          8,753,356
 Payments received on stock subscriptions receivable                 4,781                  -             59,999
 Payments on debt obligations                                            -           (777,336)          (592,457)
                                                              ------------       ------------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,062,931          6,665,961         36,536,364
                                                              ------------       ------------       ------------
Effect of Exchange Rate Changes on Cash                                  -                  -            203,242
                                                              ------------       ------------       ------------
   NET INCREASE (DECREASE) IN CASH                              (1,766,510)           694,091            395,969
Cash and Cash Equivalents
 Beginning                                                       2,162,479          1,328,797                  -
                                                              ------------       ------------       ------------
 Ending                                                       $    395,969       $  2,022,888       $    395,969
                                                              ============       ============       ============

                                  QUANTECH LTD.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of December 31, 2001 and the results of operations and its cash flows for the three month and six month periods ended December 31, 2001 and 2000, and the period from inception to December 31, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2001. At December 31, 2001, FasTraQ Solutions, Inc. had been established as a wholly owned subsidiary, but there was no activity as of that date.

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

NOTE 3. OPTION REPRICING

During the quarter ended December 31, 2001, HTS Biosystems ("HTS") repriced 1,065,000 shares of stock options. The compensation expense is being recognized over the remaining vesting period of the options and resulted in a charge of $852,000 during the quarter ended December 31, 2001. In addition, variable accounting will apply going forward.

NOTE 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. of which Quantech currently has 65% ownership. The HTS PROTEOMATRIX(TM) solution is a portfolio of proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems.

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

                                        Three months ended December 31, 2001
                                     Quantech            HTS              Total
----------------------------------------------------------------------------------
Net Revenue                        $    52,659       $   131,944       $   184,603
Interest Income                          3,389             2,314             5,703
Interest Expense                       145,730                 0           145,730
Depreciation and amortization          217,567            34,958           252,525
Segment loss                        (1,459,931)       (2,170,187)       (3,630,118)

                                        Three months ended December 31, 2000
                                     Quantech            HTS              Total
----------------------------------------------------------------------------------
Net Revenue                        $         0       $         0       $         0
Interest Income                         39,392            12,528            51,920
Interest Expense                         4,754                 0             4,754
Depreciation and amortization          115,491             4,616           120,107
Segment loss                        (2,329,998)         (817,553)       (3,147,551)

                                          Six months ended December 31, 2001
                                     Quantech            HTS              Total
----------------------------------------------------------------------------------
Net Revenue                        $   105,318       $   263,888       $   369,206
Interest Income                          8,548            14,648            23,196
Interest Expense                       208,450                 0           208,450
Depreciation and amortization          437,131            60,590           497,721
Segment loss                        (3,248,170)       (3,312,829)       (6,560,999)
Cash                                    15,347           380,622           395,969
Total assets                       $ 3,115,990       $   978,594       $ 4,094,584


                                           Six months ended December 31, 2000
                                     Quantech            HTS              Total
----------------------------------------------------------------------------------
Net Revenue                        $         0       $    40,000       $    40,000
Interest Income                         47,500            33,369            80,869
Interest Expense                        23,980                 0            23,980
Depreciation and amortization          229,174             6,162           235,336
Segment loss                        (4,092,433)       (1,124,933)       (5,217,366)
Cash                                 1,870,816           152,072         2,022,888
Total assets                       $ 5,669,444       $   283,303       $ 5,952,747

NOTE 6. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported intangible assets. The standards generally are required to be implemented by the Company in its 2002 financial statements. The Company has determined that the adoption of these standards will not have a material impact on the Company's financial statements.

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

NOTE 8. CONVERTIBLE DEBT

During August and October 2001, Quantech sold $1,135,000 of convertible promissory notes and warrants to accredited investors. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 1,452,800 shares of HTS common stock owned by Quantech. The notes may be converted into shares of the equity security (the "Next Financing Shares") sold by Quantech in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders also received a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of 80% of the purchase price per share of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the warrant, the warrant becomes exercisable to purchase, at $1.00 per share, the number of shares of common stock into which the note is then convertible. Quantech paid commissions and expenses in the aggregate amount of $131,540 to registered investment banks for acting as selling agents, and in addition issued the investment banks warrants to purchase common shares of up to 10% of shares of common stock into which the notes are convertible. The warrants were valued at $136,200 and were recorded as paid in capital and debt discount. The discount is being accreted using the interest method over one year, the term of the debt. The Company also recognized a beneficial conversion feature of $136,200, which was similarly accounted for and is also being accreted using the interest method over one year. The unamortized amount of the debt discount attributable to the warrant value and beneficial conversion feature of $182,600 has been offset against the outstanding note amount on the balance sheet.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

HISTORY

         Quantech Ltd. is a Minnesota company originally founded in 1991 which has been developing the "FasTraQTM-ER" Patient Treatment Information System. The FasTraQ system employs Quantech's proprietary surface plasmon resonance ("SPR") and other technologies, in the field of emergency room ("ER") point-of-care diagnostics and patient information management. As previously reported, in December 2001, Quantech's Board of Directors decided to undertake a restructuring of the company (the "Restructuring") by forming a wholly-owned subsidiary, FasTraQ Solutions, Inc. ("FSI"). At December 31, 2001, FSI had been established as a wholly owned subsidiary, but there was no activity as of that date. The Restructuring is expected to be completed during the second fiscal quarter. Quantech will license the FasTraQ and related technology to FSI in exchange for future royalties and a note. This new subsidiary will continue to develop and thereafter seek to commercialize the FasTraQ system. Following the Restructuring, Quantech's primary assets will be the FSI stock, note and license agreement and, as discussed below, the HTS Biosystems, Inc. stock and license agreement. Quantech will also own the rights to certain non-ER applications of the SPR and related technologies but is not planning to pursue development of these applications in the foreseeable future.

         In January 2002, Quantech received clearance from the United States Food and Drug Administration (the "FDA") to market for public sale the FasTraQ system and a test for the pregnancy enzyme hCG. In December 2001, Quantech filed an application for a test to detect the cardiac enzymes myoglobin, troponin I and CK-MB. Subsequent to the filing, Quantech has been in communication with the FDA to clarify the submission. Other tests and instrument modules are under development and are expected to be added to the FasTraQ system to provide the various quantitative tests the emergency department requires on an urgent basis.

         Quantech also owns a majority interest in HTS Biosystems, Inc. ("HTS"). The HTS PROTEOMATRIX(TM) solution is a unique portfolio of innovative, proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. This portfolio includes novel label-free detection systems as well as advanced fluorescence and chemiluminescent based technologies supporting all phases of drug discovery and development of unique diagnostics. HTS was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems. This technology portfolio has been expanded, and collaborations with Protein Sciences Corporation, Ciencia, Inc., Boston Probes, Inc., and Mitsubishi Chemical Corporation have been formed, positioning the PROTEOMATRIX solution as a powerful tool for the high-throughput detection of molecular interactions and cellular changes.

RESULTS OF OPERATIONS

         Quantech has incurred a net loss of $46,397,084 from September 30, 1991 (date of inception) through December 31, 2001 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over the period since inception, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. For the three months ended December 31, 2001, Quantech reported a loss of $3,630,118 as compared to $3,147,551 for the same period in 2000. The higher loss was primarily due to higher expenses at HTS and higher interest expense, partially offset by lower spending at Quantech and higher licensing revenue. On a year-to-date basis, Quantech reported a loss of $6,560,999 as compared to $5,217,366 in 2000. The higher loss was primarily due to increased operating expenses and interest expense partially offset by higher licensing revenue.

         Net revenue increased to $184,603 and $369,206 for the three months and six months ended December 31, 2001 from $0 and $40,000 for the same periods in 2000 due to the amortization of licensing and distribution revenue (see Notes to Financial Statements, Note 7 - Deferred Revenue). We expect additional sales of evaluation systems and licensing and distribution revenue amortization during the remainder of the year, but do not expect revenue from the sale of commercial systems.

         General and administration expenses increased to $1,578,230 and $2,444,582 for the three months and six months ended December 31, 2001 from $619,552 and $1,254,287 for the same periods in 2000 primarily due to expansion of HTS operations including a non-cash charge of $852,000 for option repricing, partially offset by lower spending at Quantech. As Quantech and HTS raise funding, complete development of their systems, prepare for market launch and begin to manufacture and distribute their products, we expect general and administration expenses to increase.

         Marketing expenses decreased to $83,380 and $166,979 for the three months and six months ended December 31, 2001 from $278,643 and $475,796 for the same periods in 2000 due to reduced market research spending at Quantech. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs decreased to $2,009,052 for the three months ended December 31, 2001 from $2,443,682 for the same period in 2000 primarily due to reduced spending at Quantech partially offset by higher spending at HTS. On a year-to-date basis, spending increased to $4,133,390 from $3,814,325 last year due to increased development work at HTS partially offset by lower spending at Quantech. We expect R&D spending to increase in the future as Quantech and HTS complete the commercial development of their systems.

         Minority interest in the HTS net loss increased to $0 and $4,032 for the three months and six months ended December 31, 2001 from ($147,160) and ($230,153) during the same periods in 2000. The accounting treatment during the current fiscal year has been to fully absorb the HTS losses in the Quantech consolidated financial statements.

         Interest income decreased to $5,703 and $23,196 for the three months and six months ended December 31, 2001 compared to $51,920 and $80,869 for the same periods in 2000 as a result of less cash on hand from the proceeds of offerings for Quantech and HTS.

         Interest expense increased to $145,730 and $208,450 for the three months and six months ended December 31, 2001 from $4,754 and $23,980 during the same periods in 2000 as a result of higher average debt at Quantech.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception to December 31, 2001, Quantech has raised approximately $40,500,000 through a combination of public stock sales, private sales of stock and convertible debt obligations and receipts from strategic partners.

         In October 2001, Quantech raised bridge financing with net proceeds of $44,500 through the sale of convertible promissory notes and warrants. The warrants were valued at $6,000, and the beneficial conversion feature of $6,000 was recognized. Quantech also has a bank credit facility of up to $2.5 million, in which certain of Quantech's directors participated as co-borrowers. The credit facility expires on December 5, 2002. As of February 8, 2002, $2.5 million was outstanding on this credit facility. Quantech does not anticipate receiving any significant additional funding from commercial lenders.

         In December 2001, Quantech experienced a serious cash shortage and was forced to significantly scale back its operations. Later that month and during January 2002, it obtained $160,000 in funding through the sale of 160,000 shares of HTS stock at $1.00 per share to certain Quantech directors, which allowed Quantech to avoid having to cease operations.

         In February 2002, Quantech raised additional bridge financing with net proceeds of $255,000 through the sale of convertible debentures and warrants. Quantech is seeking additional bridge financing of up to $2 million to allow it to maintain its current level of operations through 2002. If a portion of this financing is not raised by approximately March 1, 2002, Quantech may have to cease operations.

         Following the Restructuring, FSI will seek financing of approximately $12 million to be used to develop and submit to the FDA additional tests, complete customer evaluations of the FasTraQ system, establish manufacturing capabilities and prepare for sales of the FasTraQ system. A portion of the funds will also be used to make payments to Quantech under the note issued in connection with the Restructuring. FSI is currently reviewing multiple avenues of future funding including private sales of equity or debt with equity features or arrangements with strategic partners. There are currently no commitments for any such financing and there can be no assurance that FSI will obtain any capital on favorable terms, if at all. Subsequently, FSI will need to raise additional funding when it begins sales of its systems. An equity financing by FSI would result in a dilution of Quantech ownership in FSI.

         In addition, HTS is seeking additional equity capital. During November and December 2001, HTS raised net proceeds of $1.5 million from the sale of Series A preferred stock. An equity financing by HTS would result in a dilution of Quantech ownership of HTS. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

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

WE DO NOT CURRENTLY HAVE SUFFICIENT CASH TO FUND OUR OPERATIONS AND SERVICE OUR OUTSTANDING INDEBTEDNESS, AND WE NEED ADDITIONAL FINANCING TO SURVIVE.

         While in December 2001 Quantech significantly scaled back its operations to reduce its burn rate, it currently has over $5 million in trade and other short term debt. Following the Restructuring, Quantech will essentially be a holding company and as such will not be generating any cash from operations. Thus, Quantech will require additional financing to service its indebtedness until it begins to receive royalty income from HTS and FasTraQ, and payments on its note from FasTraQ. There can, however, be no assurances that HTS or FasTraQ will ever generate any royalty income or that FasTraQ will be able to make payments on the note. Quantech does not have any commitments for any such additional financing. There can be no assurance that any such additional financing can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to Quantech shareholders and could depress the market price of its capital stock. If Quantech fails to obtain additional financing, it may have to cease operations.

"GOING CONCERN" STATEMENT IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

         Quantech has not had any significant revenues to date. As of June 30, 2001 and December 31, 2001, it had accumulated deficits of $45,955,513 and $52,516,512 respectively. The report of the independent auditors on Quantech's financial statements for the year ended June 30, 2001, includes an explanatory paragraph relating to the uncertainty of Quantech's ability to continue as a going concern, which may make it more difficult for Quantech to raise additional capital.

FSI WILL REQUIRE SIGNIFICANT FINANCING TO COMPLETE DEVELOPMENT OF THE FASTRAQ SYSTEM.

         Components of the FasTraQ system are under various stages of development. Quantech did recently receive FDA approval on the FasTraQ system and a test for the pregnancy enzyme hCG. However, the FasTraQ system will not be marketable until the development of other tests is completed and cleared through the FDA, if at all. FSI will require at least $12 million of financing to develop and submit to the FDA additional tests, complete customer evaluations of the system, establish manufacturing capabilities and prepare for commercial sales of the FasTraQ system. Thereafter, FSI will require significant additional capital to achieve a sales level sufficient to generate break-even cash flow. FSI is currently reviewing multiple avenues of future funding including private sales of equity or debt with equity features or arrangements with strategic partners. There are not currently any commitments for any such financing, and there can be no assurance that FSI will obtain any capital on favorable terms, if at all. If FSI is not able to obtain necessary financing, FSI will not generate any royalty income for Quantech or be able to make any payments under the note. In such an event, both FSI and Quantech may have to cease operations. Further, any equity financing by FSI would result in a dilution of Quantech ownership in FSI. If such ownership drops below 50%, Quantech's ability to control FSI will be decreased.

OTHER FACTORS

         As described in Quantech's Form 10-KSB for the year ended June 30, 2001 under Cautionary Statements, there are factors concerning Quantech and the FasTraQ system in addition to those identified above that should be considered, including, but not limited to: uncertainty of market acceptance of the FasTraQ system once introduced, inability or delay in obtaining FDA product approval, competition, lack of marketing and manufacturing experience, technological obsolescence, ability to maintain patent protection on technology and not violate others' rights, effects of government regulation on the FasTraQ system and its sale, ability to manufacture its product, dependence on key personnel, exposure to the risk of product liability, risk of loss of investment in HTS and the limited market for Quantech shares.

PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

        During October 2001, Quantech sold $50,000 of convertible promissory notes and warrants to accredited investors. The notes have an interest rate of 10% per year paid semi-annually and are due upon demand after one year. The Company pledged as collateral 64,000 shares of HTS common stock owned by Quantech. The notes may be converted into shares of the equity security (the "Next Financing Shares") sold by Quantech in its next equity financing of at least $5 million (the "Next Financing"). Noteholders will have the option of converting their notes at a price equal to the lesser of 80% of the per share price of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the notes, the noteholders may, at their option, convert the notes into shares of Quantech common stock at $1.00 per share. The noteholders also received a five-year warrant to purchase one Next Financing Share for each Next Financing Share into which such investor's note is convertible. The warrant exercise price shall be the lesser of 80% of the purchase price per share of the Next Financing Shares or 80% of the applicable conversion price of such shares. If the Next Financing does not occur within one year from the issuance date of the warrant, the warrant becomes exercisable to purchase, at $1.00 per share, the number of shares of common stock into which the note is then convertible. The sale of such notes and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and expenses in the aggregate amount of $5,500 to registered investment banks for acting as selling agents, and in addition issued the investment banks warrants to purchase common shares of up to 10% of shares of common stock into which the notes are convertible. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting on December 12, 2001 in Minneapolis, Minnesota. The Company solicited proxies and filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The matters voted upon at the meeting and the votes cast were as follows:

        No. 1 Election of Mr. James Lyons as class 3 director Votes for - 11,626,598 Votes Against - 0 Votes Withheld - 17,217

        Election of Mr. Gregory Freitag as class 3 director Votes for - 11,628,723 Votes Against - 0 Votes Withheld - 15,092

        The terms of the following directors continued after the meeting: Robert Case, Robert W. Gaines and Edward E. Strickland.

        No. 2 Increase in shares reserved for issuance under the 1998 stock option plan Votes for - 4,732,740 Votes Against - 1,588,914 Votes Withheld - 45,525

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on 8-K

        a. Exhibits - None

        b. Reports on Form 8-K - Quantech filed a Form 8-K on December 10, 2001 containing press releases updating its financing and cash position and announcing the formation of a subsidiary to commercialize its hospital emergency room system.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QUANTECH LTD

                                     /s/ James Lyons
                                     ---------------------------------------
                                     James Lyons
                                     Chief Executive Officer and
                                     Interim Chief Financial Officer

Date: February 14, 2002

                                  EXHIBIT INDEX
                                  QUANTECH LTD.
                          FORM 10-QSB for Quarter Ended
                                December 31, 2001

Exhibit Number                          Description
--------------                ------------------------------------------------
    10.1                      Renewal of Bank Credit Facility