Form 10QSB
period 2002-03-31
QUANTECH LTD /MN/
filed 2002-05-14
CIK 880354

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File Number:
March 31, 2002                                           0 - 19957

                                  Quantech Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                         41-1709417
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

             YES     X                             NO
                   -----                              -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,666,075 shares of Common Stock, no par value, as of May 8, 2002.

         Transitional Small Business Disclosure Format:  YES        NO   X
                                                             -----     -----

        Index

PART I.    FINANCIAL INFORMATION                                                                              Page No.
                                                                                                              --------
   Item 1:     Financial Statements:

        Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001                                       3

        Consolidated Statements of Operations for the Three Months and Nine Months
        Ended March 31, 2002 and 2001 and from inception to March 31, 2002                                       4

        Consolidated Statement of Stockholders' Equity from inception
        to March 31, 2002                                                                                        6

        Consolidated Statements of Cash Flows for the Nine Months Ended
        March 31, 2002 and 2001 and from inception to March 31, 2002                                             8

        Notes to Financial Statements                                                                            9

   Item 2:      Management's Discussion and Analysis or Plan of Operation                                        13

PART II.    OTHER INFORMATION                                                                                    17

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                          (UNAUDITED)
                                                                           MARCH 31,       JUNE 30,
ASSETS                                                                       2002           2001
                                                                         ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                              $    321,080    $  2,162,479
  8% demand note receivable from officer                                      148,551         151,963
  Prepaid expenses                                                             30,590          29,376
                                                                         ------------    ------------
Total current assets                                                          500,221       2,343,818
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT
  Equipment                                                                 2,606,217       2,350,964
  Leasehold improvements                                                      119,367          72,059
                                                                         ------------    ------------
                                                                            2,725,584       2,423,023
   Less accumulated depreciation                                           (1,128,168)       (619,183)
                                                                         ------------    ------------
Total property and equipment                                                1,597,416       1,803,840
                                                                         ------------    ------------

OTHER ASSETS
  License agreement, at cost, less amortization (note 2)                    1,510,953       1,755,924
  Patents, net                                                                148,998         128,115
  Deposits                                                                     37,793          37,793
                                                                         ------------    ------------
Total other assets                                                          1,697,744       1,921,832
                                                                         ------------    ------------

TOTAL  ASSETS                                                            $  3,795,381    $  6,069,490
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Short term debt (note 8)                                               $  4,320,747    $  1,931,871
  Accounts payable                                                          1,740,614         871,699
  Accrued expenses:
    Payroll and benefits                                                      173,970         203,234
    Interest                                                                    9,640               -
    Current portion of deferred revenue                                       738,412       1,038,412
                                                                         ------------    ------------
Total current liabilities                                                   6,983,383       4,045,216
                                                                         ------------    ------------

DEFERRED REVENUE LESS CURRENT PORTION (NOTE 7)                              2,658,348       3,212,157

STOCKHOLDERS' DEFICIT
  Common stock, no par value; authorized 59,913,000 shares, issued and outstanding 18,666,075 shares and 18,583,712 shares,
   at March 31, 2002 and June 30, 2001 respectively                        33,508,613      33,479,786
  Subscriptions receivable                                                     (3,105)         (9,782)
  Additional paid-in capital                                               14,981,342      11,297,626
  Deficit accumulated during the development stage                        (54,333,200)    (45,955,513)
                                                                         ------------    ------------
Total stockholders' deficit                                                (5,846,350)     (1,187,883)
                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $  3,795,381    $  6,069,490
                                                                         ============    ============

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                                              PERIOD FROM
                                                                                                              SEPTEMBER 30,
                                                               NINE MONTHS            NINE MONTHS             1991 (DATE OF
                                                                  ENDED                  ENDED               INCEPTION), TO
                                                                MARCH 31,              MARCH 31,                MARCH 31,
                                                                  2002                   2001                     2002
                                                           --------------------   --------------------     --------------------
Net Revenue:
  Product sales                                              $         300,000      $          40,000        $       1,402,495
  Licensing revenue (note 8)                                           553,809                 28,257                  703,240
                                                           --------------------   --------------------     --------------------
TOTAL NET REVENUE                                                      853,809                 68,257                2,105,735
                                                           --------------------   --------------------     --------------------

Expenses:
  General and administrative                                         3,415,220              2,053,834               18,615,005
  Marketing                                                            182,652                822,461                2,699,778
  Research and development                                           5,207,398              6,391,810               25,569,166
  Minimum royalty expense                                                    -                      -                1,300,000
  Minority interest                                                          -               (387,435)                (521,592)
  Other                                                                      -                      -                  488,978
                                                           --------------------   --------------------     --------------------
Total expenses                                                       8,805,270              8,880,670               48,151,335
                                                           --------------------   --------------------     --------------------

LOSS FROM OPERATIONS                                                (7,951,461)            (8,812,413)             (46,045,600)

Other:
  Interest income                                                       26,375                102,565                  367,109
  Interest expense                                                    (452,601)               (27,855)              (2,492,686)
                                                           --------------------   --------------------     --------------------
LOSS BEFORE INCOME TAXES                                            (8,377,687)            (8,737,703)             (48,171,177)

Income taxes                                                                 -                      -                   42,595
                                                           --------------------   --------------------     --------------------
NET LOSS                                                     $      (8,377,687)     $      (8,737,703)       $     (48,213,772)
                                                           ====================   ====================     ====================

Net loss attributable to common shareholders:
   Net loss                                                  $      (8,377,687)     $      (8,737,703)
   Preferred stock accretion                                                 -               (118,249)
   Beneficial conversion feature of preferred stock                          -             (2,470,644)
                                                           --------------------   --------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                 $      (8,377,687)     $     (11,326,596)
                                                           ====================   ====================

Loss per basic and diluted common share                      $           (0.45)     $           (0.79)
Weighted average common shares
  outstanding                                                       18,617,334             14,340,522

                                  QUANTECH LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                          THREE MONTHS            THREE MONTHS
                                                                             ENDED                   ENDED
                                                                            MARCH 31,               MARCH 31,
                                                                              2002                    2001
                                                                       --------------------   ---------------------
Net Revenue:
  Product sales                                                          $         300,000      $                -
  Licensing revenue (note 8)                                                       184,603                  28,257
                                                                       --------------------   ---------------------
TOTAL NET REVENUE                                                                  484,603                  28,257
                                                                       --------------------   ---------------------

Expenses:
  General and administrative                                                       970,638                 799,547
  Marketing                                                                         15,673                 346,665
  Research and development                                                       1,074,008               2,577,485
  Minority interest                                                                      -                (157,282)
                                                                       --------------------   ---------------------
Total expenses                                                                   2,060,319               3,566,415
                                                                       --------------------   ---------------------

LOSS FROM OPERATIONS                                                            (1,575,716)             (3,538,158)

Other:
  Interest income                                                                    3,179                  21,696
  Interest expense                                                                (244,151)                 (3,875)
                                                                       --------------------   ---------------------
LOSS BEFORE INCOME TAXES                                                        (1,816,688)             (3,520,337)

Income taxes                                                                             -                       -
                                                                       --------------------   ---------------------
NET LOSS                                                                 $      (1,816,688)     $       (3,520,337)
                                                                       ====================   =====================

Loss per basic and diluted common share                                  $           (0.10)     $            (0.19)
Weighted average common shares
  outstanding                                                                   18,636,790              18,648,112

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO MARCH 31, 2002

                                                                  Series B                  Series C               Series D
                                                               Preferred Stock           Preferred Stock        Preferred Stock
                                                           Shares            Amount    Shares        Amount   Shares        Amount
                                                      ------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment
 Common stock issued, September 1992
 Common stock issuance costs
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                                      ------------------------------------------------------------------------------
Balance, December 31, 1992                                    0                 $0       0            $0        0            $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1993                                        0                 $0       0            $0        0            $0
 Net loss
 240,000 shares of common
    stock to be issued
 Repayments
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1994                                        0                 $0       0            $0        0            $0
 Net loss
 Common stock issued, June 1995
 Warrants issued for services
                                                      ------------------------------------------------------------------------------
Balance June 30, 1995                                         0                 $0       0            $0        0            $0
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1996                                        0                 $0       0            $0        0            $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996
    January 1997
    February 1997
    March 1997
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1997                                        0                 $0       0            $0        0            $0
 Net Loss
 Conversion of common stock from par value
    to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1998                                        0                 $0
 Net Loss
 Warrants issued with notes payable
 Common stock issued upon conversion
    of notes payable:
    July 1998
    September 1998
    October 1998
 Common stock issued upon exercise of
    warrant: August 1998
 Common stock issued for equipment and
    services received:
    July 1998
    August 1998
    September 1998
    December 1998
 Stock options issued for services:
    October 1998
 Compensation expense recorded
    on stock options
                                                                                                        DEFICIT
                                                                                                      Accumulated
                                                                                                        During
                                                                                        Additional        the
                                                               Common Stock              Paid-In      Development     Subscriptions
                                                         Shares           Amount         Capital         Stage         Receivable
                                                      ------------------------------------------------------------------------------
Balance at Inception
 Net Loss for 15 months                                                                               ($3,475,608)
 Common stock transactions:
 Common stock issued, October 1991                       160,000        $3,154,574
 Common stock issued, November 1991                       30,000          $611,746     $1,788,254
 Common stock issuance costs                                                            ($889,849)
 Cumulative translation adjustment
 Common stock issued, September 1992                      35,000          $699,033       $875,967                       ($53,689)
 Common stock issuance costs                                                            ($312,755)
 Common stock to be issued
 Cumulative translation adjustment
 Elimination of cumulative
    translation adjustment
 Officers advances, net
                                                      ------------------------------------------------------------------------------
Balance, December 31, 1992                               225,000        $4,465,353     $1,461,617     ($3,475,608)      ($53,689)
 Net loss                                                                                               ($996,089)
 Common stock transactions:
 Common stock issued, January 1993                         8,000            $1,600       $118,400
 Common stock issued, April 1993                           1,500              $300        $11,700
 Change in common stock par
    value resulting from merger                                        ($4,420,353)    $4,420,353
 Repayments
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1993                                   234,500           $46,900     $6,012,070     ($4,471,697)      ($53,689)
 Net loss                                                                                             ($1,543,888)
 240,000 shares of common
    stock to be issued
 Repayments                                                                                                              $53,689
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1994                                   234,500           $46,900     $6,012,070     ($6,015,585)            $0
 Net loss                                                                                             ($2,070,292)
 Common stock issued, June 1995                          107,500           $21,500       $276,068                       ($20,000)
 Warrants issued for services                                                             $40,200
                                                      ------------------------------------------------------------------------------
Balance June 30, 1995                                    342,000           $68,400     $6,328,338     ($8,085,877)      ($20,000)
 Net loss                                                                                             ($2,396,963)
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995                                           308,000           $61,600     $1,304,450
    August, 1995                                          35,880            $7,176       $161,460
    September, 1995                                      690,364          $138,073     $2,370,389
    November, 1995                                        94,892           $18,978       $425,482
    December, 1995                                       560,857          $112,172     $1,292,473
    May, 1996                                            313,750           $62,750     $3,300,422
    June, 1996                                               252               $51         $3,650
 Payments received on
    subscription receivable                                 (960)             (192)      ($14,808)                       $20,000
 Compensation expense recorded
    on stock options                                                                     $125,000
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1996                                 2,345,035          $469,008    $15,296,856    ($10,482,840)            $0
 Net loss                                                                                             ($3,925,460)
 Stock offering costs                                                                    ($12,310)
 Common stock issued upon exercise
 of options and warrants
    September 1996                                           500              $100         $2,400
    October 1996                                           8,500            $1,700        $40,800
    November 1996                                            750              $150         $3,600
    December 1996                                         13,500            $2,700        $64,800                       ($57,500)
    January 1997                                           1,000              $200         $4,800
    February 1997                                          7,500            $1,500        $17,250
    March 1997                                             7,000            $1,400        $33,600
 Payments received on
    subscription receivable                                                                                              $57,500
 Compensation expense recorded
    on stock options                                                                      $48,000
 Common stock issued, June 1997                           18,250            $3,650       $105,850
 Warrants issued with notes payable                                                          $371
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1997                                 2,402,035          $480,408    $15,606,017    ($14,408,300)            $0
 Net Loss                                                                                             ($3,648,748)
 Conversion of common stock from par value
    to no par value                                                    $15,392,446   ($15,392,446)
 Common stock issued for license agreement:
    September 1997                                       150,000          $390,000
 Common stock issued for equipment and
    services received: March 1998                         13,078           $45,584
 Warrants issued for services received:
    March 1998                                                                            $15,215
    April 1998                                                                               $500
 Warrants issued with notes payable                                                          $939
 Amount attributable to value of debt
    conversion feature                                                                   $988,444
 Warrants issued for license agreement
    December 1997                                                                        $230,000
 Compensation expense recorded
    on stock options                                                                      $28,000
 Adjustment of fractional shares due to 1-for 20
    reverse stock split                                      (73)
                                                      ------------------------------------------------------------------------------
Balance, June 30, 1998                                 2,565,040       $16,308,438     $1,476,669    ($18,057,048)            $0
 Net Loss                                                                                             ($4,289,816)
 Warrants issued with notes payable                                                           $76
 Common stock issued upon conversion
    of notes payable:
    July 1998                                              2,000            $7,060
    September 1998                                         3,400           $12,002
    October 1998                                          25,000           $18,750
 Common stock issued upon exercise of
    warrant: August 1998                                   2,045            $5,114
 Common stock issued for equipment and
    services received:
    July 1998                                              5,714           $20,000
    August 1998                                            9,196           $27,589
    September 1998                                        12,557           $11,318
    December 1998                                          6,078            $5,688
 Stock options issued for services:
    October 1998                                                                          $42,000
 Compensation expense recorded
    on stock options                                                                      $43,000
                                                         Paid for         Due        Cumulative
                                                           Not            From      Translation
                                                          Issued        Officers     Adjustment
                                                      -------------------------------------------
Balance at Inception
 Net Loss for 15 months
 Common stock transactions:
 Common stock issued, October 1991
 Common stock issued, November 1991
 Common stock issuance costs
 Cumulative translation adjustment                                                      $387,754
 Common stock issued, September 1992
 Common stock issuance costs
 Common stock to be issued                               $120,000
 Cumulative translation adjustment                                                     ($209,099)
 Elimination of cumulative
    translation adjustment                                                             ($178,655)
 Officers advances, net                                                 ($27,433)
                                                      -------------------------------------------
Balance, December 31, 1992                               $120,000       ($27,433)             $0
 Net loss
 Common stock transactions:
 Common stock issued, January 1993                      ($120,000)
 Common stock issued, April 1993
 Change in common stock par
    value resulting from merger
 Repayments                                                               $5,137
                                                      -------------------------------------------
Balance, June 30, 1993                                         $0       ($22,296)             $0
 Net loss
 240,000 shares of common
    stock to be issued                                    $30,000
 Repayments                                                              $22,296
                                                      -------------------------------------------
Balance, June 30, 1994                                    $30,000             $0              $0
 Net loss
 Common stock issued, June 1995                          ($30,000)
 Warrants issued for services
                                                      -------------------------------------------
Balance June 30, 1995                                          $0             $0              $0
 Net loss
 Common stock issued, net of
  issuance costs of $848,877:
    July, 1995
    August, 1995
    September, 1995
    November, 1995
    December, 1995
    May, 1996
    June, 1996
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
                                                      -------------------------------------------
Balance, June 30, 1996                                         $0             $0              $0
 Net loss
 Stock offering costs
 Common stock issued upon exercise
 of options and warrants
    September 1996
    October 1996
    November 1996
    December 1996
    January 1997
    February 1997
    March 1997
 Payments received on
    subscription receivable
 Compensation expense recorded
    on stock options
 Common stock issued, June 1997
 Warrants issued with notes payable
                                                      -------------------------------------------
Balance, June 30, 1997                                         $0             $0              $0
 Net Loss
 Conversion of common stock from par value
    to no par value
 Common stock issued for license agreement:
    September 1997
 Common stock issued for equipment and
    services received: March 1998
 Warrants issued for services received:
    March 1998
    April 1998
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Warrants issued for license agreement
    December 1997
 Compensation expense recorded
    on stock options
 Adjustment of fractional shares due to 1-for 20
    reverse stock split
                                                      -------------------------------------------
Balance, June 30, 1998                                         $0             $0              $0
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


                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      PERIOD FROM SEPTEMBER 30, 1991 (DATE OF INCEPTION), TO MARCH 31, 2002

                                                                      Series B                          Series C
                                                                   Preferred Stock                   Preferred Stock
                                                               Shares            Amount           Shares         Amount
                                                          ----------------------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999                                                  623,334          $891,500
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ----------------------------------------------------------------------
Balance, June 30, 1999                                         623,334          $891,500              0               $0
 Net Loss
 Series B Preferred Stock issued:
    July 1999                                                  216,666          $291,829
    August 1999                                                 86,667          $116,989
    September 1999                                              16,667           $22,500
    October 1999 - adjust price to $1.00                       471,666
    November 1999                                              100,000          $100,000
    December 1999                                              480,000          $472,500
    January 2000                                               600,000          $425,500
    February 2000                                            1,318,000          $732,755
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000                                                                             1,000,000         $973,100
 Common stock issued: February 2000
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999                                                (33,333)         ($50,000)
    September 1999
    October 1999
    December 1999
    January 2000                                              (880,000)        ($880,000)
    February 2000
    March 2000                                                 (75,000)         ($72,500)
    April 2000                                                (180,000)        ($177,000)
    May 2000
   June 2000
 Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ----------------------------------------------------------------------
Balance June 30, 2000                                        2,744,667        $1,874,073      1,000,000         $973,100
 Net Loss
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred
 stock:
    August 2000
    September 2000                                             (25,000)         ($22,500)
    October 2000                                            (2,719,667)      ($1,851,573)    (1,000,000)       ($973,100)
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued $156,770 Common
 stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise
    of warrants
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ----------------------------------------------------------------------
Balance June 30, 2001                                                0                $0              0               $0
Unaudited:
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Warrants issued:
    October 2001
    November 2001
    December 2001
    February 2002
 Common stock issued:
    February 2002
 Subsidiary stock and warrant issued
 Gain on sale of subsidiary stock
 Payment received on
    subscriptions receivable
                                                          ----------------------------------------------------------------------
Balance March 31, 2002                                               0                $0              0               $0
                                                                        Series D
                                                                     Preferred Stock                    Common Stock
                                                                  Shares          Amount          Shares            Amount
                                                          ------------------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998                                                                                 74,052           $55,539
     January 1999                                                                                  15,952           $11,964
     March 1999                                                                                       500              $375
     April 1999                                                                                    20,000           $15,000
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ------------------------------------------------------------------
Balance, June 30, 1999                                              0                $0         2,741,534       $16,498,837
 Net Loss
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
    November 1999
    December 1999
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                                               125,000          $187,500
 Common stock issued upon conversion
    of preferred stock:
    July 1999                                                                                      32,000           $24,000
    August 1999                                                                                   179,121          $159,341
    September 1999                                                                                 80,852           $60,639
    October 1999                                                                                   50,000           $37,500
    December 1999                                                                                  13,252            $9,939
    January 2000                                                                                  890,000          $887,500
    February 2000                                                                                 866,664          $649,998
    March 2000                                                                                     89,000           $83,000
    April 2000                                                                                    226,880          $212,160
    May 2000                                                                                       68,864           $51,648
   June 2000                                                                                       42,824           $32,118
 Common stock issued upon exercise
    of warrants:
    September 1999                                                                                454,545          $500,000
    February 2000                                                                                  24,256           $18,192
    March 2000                                                                                     60,263          $147,835
    May 2000                                                                                       39,708           $67,318
   June 2000                                                                                        7,321            $7,553
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000                                                                                    2,000            $2,750
    February 2000                                                                                     200              $226
   June 2000                                                                                        7,001            $8,751
 Common stock issued for equipment and
    services received:
    January 2000                                                                                    2,275            $2,276
    February 2000                                                                                 200,856          $310,684
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ------------------------------------------------------------------
Balance June 30, 2000                                               0                $0         6,204,416       $19,959,765
 Net Loss
 Series D Preferred Stock issued:
    August 2000                                             1,462,400        $2,817,482
    September 2000                                            533,600        $1,123,817
    October 2000                                              933,800        $1,613,840
 Common stock issued upon conversion of preferred
 stock:
    August 2000                                                                                    14,108           $10,581
    September 2000                                                                                 25,000           $22,500
    October 2000                                           (2,929,800)      ($5,555,139)       12,055,063       $12,982,725
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued $156,770 Common
 stock issued:
    October 2000                                                                                   56,000           $65,371
    November 2000                                                                                 178,000          $366,300
    December 2000                                                                                  50,000           $71,700
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise
    of warrants                                                                                     1,125              $844
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          ------------------------------------------------------------------
Balance June 30, 2001                                               0                $0        18,583,712       $33,479,786
Unaudited:
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Warrants issued:
    October 2001
    November 2001
    December 2001
    February 2002
 Common stock issued:
    February 2002                                                                                  82,363           $28,827
 Subsidiary stock and warrant issued
 Gain on sale of subsidiary stock
 Payment received on
    subscriptions receivable
                                                          ------------------------------------------------------------------
Balance March 31, 2002                                              0                $0        18,666,075       $33,508,613
                                                                               DEFICIT
                                                                             Accumulated
                                                                               During
                                                             Additional          the                           Paid for
                                                              Paid-In        Development   Subscriptions          Not
                                                              Capital           Stage       Receivable          Issued
                                                         ---------------------------------------------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998                                            $781,000
 Series B Preferred Stock issued:
    June 1999                                                                               ($60,000)
 Accrete to redemption value on
    Series A Preferred Stock                                                  ($377,420)
                                                         ---------------------------------------------------------------
Balance, June 30, 1999                                      $2,342,745     ($22,724,284)    ($60,000)            $0
 Net Loss                                                                   ($6,022,853)
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
    November 1999
    December 1999                                                                           ($20,000)
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock                                         $2,742,670      ($2,742,670)
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000                                                          ($4,500)
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
    January 2000
    February 2000
    March 2000
    April 2000
    May 2000
   June 2000
 Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999                                             $10,000                      ($10,000)
    November 1999                                              $15,000                      ($15,000)
    January 2000                                              $152,000
    February 2000                                             $469,000
    March 2000                                                     $25
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options                                          $332,300
 Subsidiary stock issued                                    $1,250,088
 Payment received on
    subscriptions receivable                                                                 $89,500
 Accrete to redemption value on
    Series A Preferred Stock                                                  ($410,445)
                                                         ---------------------------------------------------------------
Balance June 30, 2000                                       $7,313,828     ($31,900,252)    ($20,000)            $0
 Net Loss                                                                  ($11,466,368)
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred
 stock:
    August 2000
    September 2000
    October 2000
 Warrants issued:
    August 2000                                               $576,000
    September 2000                                            $206,000
    October 2000                                              $401,868
    November 2000                                              $34,225
    December 2000                                              $40,850
    April 2001                                                 $75,000
 Subsidiary stock and warrant issued $156,770 Common
 stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options                                           $22,441
 Common stock issued upon exercise
    of warrants
 Beneficial conversion expense on
    Preferred Stock                                         $2,470,644      ($2,470,644)
 Payment received on
    subscriptions receivable                                                                 $10,218
 Accrete to redemption value on
    Series A Preferred Stock                                                  ($118,249)
                                                         ---------------------------------------------------------------
Balance June 30, 2001                                      $11,297,626     ($45,955,513)     ($9,782)            $0
Unaudited:
 Net Loss                                                                   ($8,377,687)
 Warrants issued with notes payable                           $163,950
 Amount attributable to value of debt
    conversion feature                                        $310,104
 Compensation expense recorded
    on subsidiary stock options                               $862,368
 Warrants issued:
    October 2001                                                $9,700
    November 2001                                              $10,400
    December 2001                                              $64,650
    February 2002                                              $73,000
 Common stock issued:
    February 2002
 Subsidiary stock and warrant issued                        $1,929,544
 Gain on sale of subsidiary stock                             $260,000
 Payment received on
    subscriptions receivable                                                                  $6,677
                                                         ---------------------------------------------------------------
Balance March 31, 2002                                     $14,981,342     ($54,333,200)     ($3,105)            $0
                                                                 Due      Cumulative
                                                                 From    Translation
                                                               Officers   Adjustment
                                                          --------------------------
 Common stock issued upon conversion of preferred stock:
     November 1998
     January 1999
     March 1999
     April 1999
 Warrants issued for services:
     November 1998
 Series B Preferred Stock issued:
    June 1999
 Accrete to redemption value on
    Series A Preferred Stock
                                                          --------------------------
Balance, June 30, 1999                                           $0              $0
 Net Loss
 Series B Preferred Stock issued:
    July 1999
    August 1999
    September 1999
    October 1999 - adjust price to $1.00
    November 1999
    December 1999
    January 2000
    February 2000
 Beneficial conversion expense on
    Preferred Stock
 Series C Preferred Stock issued:
    February 2000
 Common stock issued: February 2000
 Common stock issued upon conversion
    of preferred stock:
    July 1999
    August 1999
    September 1999
    October 1999
    December 1999
    January 2000
    February 2000
    March 2000
    April 2000
    May 2000
   June 2000
 Common stock issued upon exercise
    of warrants:
    September 1999
    February 2000
    March 2000
    May 2000
   June 2000
 Warrants issued:
    September 1999
    November 1999
    January 2000
    February 2000
    March 2000
 Common stock issued upon exercise of options:
    January 2000
    February 2000
   June 2000
 Common stock issued for equipment and
    services received:
    January 2000
    February 2000
 Compensation expense recorded
    on stock options
 Subsidiary stock issued
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          --------------------------
Balance June 30, 2000                                            $0              $0
 Net Loss
 Series D Preferred Stock issued:
    August 2000
    September 2000
    October 2000
 Common stock issued upon conversion of preferred
 stock:
    August 2000
    September 2000
    October 2000
 Warrants issued:
    August 2000
    September 2000
    October 2000
    November 2000
    December 2000
    April 2001
 Subsidiary stock and warrant issued $156,770 Common
 stock issued:
    October 2000
    November 2000
    December 2000
 Compensation expense recorded
    on stock options
 Common stock issued upon exercise
    of warrants
 Beneficial conversion expense on
    Preferred Stock
 Payment received on
    subscriptions receivable
 Accrete to redemption value on
    Series A Preferred Stock
                                                          --------------------------
Balance June 30, 2001                                            $0              $0
Unaudited:
 Net Loss
 Warrants issued with notes payable
 Amount attributable to value of debt
    conversion feature
 Compensation expense recorded
    on subsidiary stock options
 Warrants issued:
    October 2001
    November 2001
    December 2001
    February 2002
 Common stock issued:
    February 2002
 Subsidiary stock and warrant issued
 Gain on sale of subsidiary stock
 Payment received on
    subscriptions receivable
                                                          --------------------------
Balance March 31, 2002                                           $0              $0

                                  QUANTECH LTD
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                                   PERIOD FROM
                                                                                                                  SEPTEMBER 30,
                                                                                                                  1991 (DATE OF
                                                                                                                 INCEPTION), TO
                                                                       MARCH 31,                                     MARCH 31,
                                                                         2002                   2001                  2002
                                                                 ---------------------  ---------------------  --------------------
Cash Flows From Operating Activities
 Net Loss                                                          $       (8,377,687)    $       (8,737,703)    $     (48,213,772)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Elimination of cumulative translation adjustment                                  -                      -              (178,655)
  Depreciation                                                                508,985                 72,021             1,273,532
  Amortization                                                                244,967                163,315             3,077,733
  Gain on disposal of property and equipment                                        -                      -                (1,777)
  Noncash compensation, services and interest                               1,546,559                      -             6,922,149
  Minority interest in subsidiary                                                   -               (230,153)                    -
  Deferred revenue                                                                  -                      -             5,352,495
  Amortization of deferred revenue                                           (853,809)                     -            (1,955,735)
  Other                                                                             -                      -               623,650
  Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                                     (1,214)                (5,848)              111,001
    Increase (decrease) in accounts payable                                   868,915                 91,727             1,397,046
    Increase (decrease) in accrued expenses                                   (19,624)                (3,750)              457,734
                                                                 ---------------------  ---------------------  --------------------
     NET CASH USED IN OPERATING ACTIVITIES                                 (6,082,908)            (8,650,391)          (31,134,599)
                                                                 ---------------------  ---------------------  --------------------

Cash Flows From Investing Activities
 Purchase of property and equipment                                          (302,561)              (758,326)           (2,413,683)
 Proceeds on disposition of property                                                -                      -                39,775
 Patent costs                                                                 (20,883)               (54,588)             (150,537)
 Organization costs                                                                 -                      -               (97,547)
 Deposits                                                                           -                (21,462)             (101,092)
 Officer advances, net                                                              -                      -              (109,462)
 Note receivable from officer                                                   3,412                 (7,440)             (148,551)
 Purchase of investment                                                             -                      -              (225,000)
 Purchase of license agreement                                                      -                      -            (1,950,000)
 Advances to Spectrum Diagnostics, Inc.                                             -                      -              (320,297)
 Prepaid securities issuance costs                                                  -                      -              (101,643)
 Purchase of Spectrum Diagnostics, Inc., net of cash
  and cash equivalents acquired                                                     -                      -            (1,204,500)
                                                                 ---------------------  ---------------------  --------------------
   NET CASH USED IN INVESTING ACTIVITIES                                     (320,032)              (841,816)           (6,782,537)
                                                                 ---------------------  ---------------------  --------------------

Cash Flows From Financing Activities
 Net proceeds from the sale of Series A Preferred Stock                             -                      -             1,523,909
 Net proceeds from the sale of Series B Preferred Stock                             -                      -             2,993,573
 Net proceeds from the sale of Series C Preferred Stock                             -                      -               973,100
 Net proceeds from the sale of Series D Preferred Stock                             -              5,555,139             5,555,139
 Net proceeds from the sale of common stock and warrants                            -              1,763,158            14,325,137
 Net proceeds from the sale of common and
  preferred stock of subsidiary                                             2,165,988                125,000             3,572,846
 Proceeds from debt obligations                                             2,388,876                      -             9,621,832
 Payments received on stock subscriptions receivable                            6,677                      -                61,895
 Payments on debt obligations                                                       -               (777,336)             (592,457)
                                                                 ---------------------  ---------------------  --------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 4,561,541              6,665,961            38,034,974
                                                                 ---------------------  ---------------------  --------------------

Effect of Exchange Rate Changes on Cash                                             -                      -               203,242
                                                                 ---------------------  ---------------------  --------------------

   NET INCREASE (DECREASE) IN CASH                                         (1,841,399)            (2,826,246)              321,080

Cash and Cash Equivalents
 Beginning                                                                  2,162,479              1,328,797                     -
                                                                 ---------------------  ---------------------  --------------------
 Ending                                                            $          321,080     $       (1,497,449)    $         321,080
                                                                 =====================  =====================  ====================

                                  QUANTECH LTD.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of the management of Quantech, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Quantech as of March 31, 2002 and the results of operations and its cash flows for the three month and nine month periods ended March 31, 2002 and 2001, and the period from inception to March 31, 2002. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim financial statements should be read in conjunction with Quantech's annual financial statements and related notes in Quantech's Annual Report on Form 10-KSB for the year ended June 30, 2001. FasTraQ Solutions, Inc. has been established as a wholly owned subsidiary, but there has been no activity to date.

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

NOTE 3. OPTION REPRICING

During the quarter ended December 31, 2001, HTS Biosystems ("HTS") repriced 1,065,000 shares of stock options. The compensation expense is being recognized over the remaining vesting period of the options and resulted in a charge of $852,000 during the quarter ended December 31, 2001. In addition, variable accounting applies for future periods.

NOTE 4. HTS BIOSYSTEMS

Quantech's consolidated financial statements include the results of HTS Biosystems, Inc. of which Quantech currently has 57% ownership. The HTS PROTEOMATRIX(TM) solution is a portfolio of proprietary detection technologies, chemistries and bioinformatics forming a matrix of tools that addresses the proteomics market. HTS Biosystems was formed by combining technology and intellectual property from its initial shareholders Quantech and Applied Biosystems.

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

                                                                 Three months ended March 31, 2002
                                                        Quantech                 HTS                 Total
-----------------------------------------------------------------------------------------------------------
Net Revenue                                          $    52,659         $   431,944           $   484,603
Interest Income                                            2,570                 609                 3,179
Interest Expense                                         243,651                 500               244,151
Depreciation and amortization                            216,984              39,247               256,231
Segment loss                                         (1,156,346)           (660,342)           (1,816,688)
                                                                 Three months ended March 31, 2001
                                                        Quantech                 HTS                 Total
-----------------------------------------------------------------------------------------------------------
Net Revenue                                          $    11,303         $    16,954           $    28,257
Interest Income                                           17,687               4,009                21,696
Interest Expense                                           3,875                   0                 3,875
Depreciation and amortization                            196,121               4,208               200,329
Segment loss                                         (2,930,539)           (589,798)           (3,520,337)
                                                                  Nine months ended March 31, 2002
                                                        Quantech                 HTS                 Total
-----------------------------------------------------------------------------------------------------------
Net Revenue                                          $   157,977         $   695,832           $   853,809
Interest Income                                           11,118              15,257                26,375
Interest Expense                                         452,101                 500               452,601
Depreciation and amortization                            654,115              99,837               753,952
Segment loss                                         (4,404,516)         (3,973,171)           (8,377,687)
Cash                                                      16,749             304,331               321,080
Total assets                                         $ 2,909,964         $   885,417           $ 3,795,381
-----------------------------------------------------------------------------------------------------------
                                                                  Nine months ended March 31, 2001
                                                        Quantech                 HTS                 Total
-----------------------------------------------------------------------------------------------------------
Net Revenue                                          $    11,303         $    56,954           $    68,257
Interest Income                                           65,187              37,378               102,565
Interest Expense                                          27,855                   0                27,855
Depreciation and amortization                            425,295              10,370               435,665
Segment loss                                         (7,022,972)         (1,714,731)           (8,737,703)
Cash                                                     563,042           1,505,440             2,068,482
Total assets                                         $ 4,330,894         $ 1,649,017           $ 5,979,911

-----------------------------------------------------------------------------------------------------------

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7. DEFERRED REVENUE

During fiscal year 2001, Quantech and HTS recorded deferred revenue for payments received from Mitsubishi Chemical Corporation ("Mitsubishi") for future product deliveries and license and distribution agreements. Quantech received payments of $900,000 and $350,000, respectively, for license and distribution rights. HTS received payments of $1,350,000 and $1,500,000, respectively, for license and distribution rights, and received $300,000 for evaluation systems to be delivered during fiscal year 2002. The patent licensing revenue is being recognized over the remaining life of the patents of approximately 8 years, and the distribution agreement revenue is being recognized over the term of the agreement which runs through January 2006. Revenue for the evaluation systems was recognized when the systems were shipped to and accepted by Mitsubishi.

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

During February 2002, Quantech sold $500,000 of convertible debentures and warrants to accredited investors. The debentures have an interest rate of 8% per year and are due on July 31, 2002. The debentures may be converted into shares of Quantech common stock at the lesser of $0.39 per share or 80% of the closing share price for the 15 days prior to conversion. The investors also received warrants to purchase shares of Quantech common stock equal to 10% of the number of shares their debentures will convert into at an exercise price of $0.39 per share. The sale of such notes and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and expenses in the aggregate amount of $65,000 to a registered investment bank for acting as selling agent, and in addition issued the investment bank warrants to purchase 250,000 common shares of Quantech common stock.

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

HISTORY

         Quantech Ltd. is a Minnesota company originally founded in 1991 which has been developing the "FasTraQ(TM)-ER" Patient Treatment Information System. The FasTraQ system employs Quantech's proprietary surface plasmon resonance ("SPR") and other technologies, in the field of emergency room ("ER") point-of-care diagnostics and patient information management. In December 2001, Quantech's created a wholly-owned subsidiary, FasTraQ Solutions, Inc. ("FSI"), but there has been no activity to date. In the event that FSI raises financing sufficient to continue development of the FasTraQ system, Quantech would license the FasTraQ and related technology to FSI in exchange for future royalties and other payments. Following such a restructuring, Quantech's primary assets would be the FSI stock, note and license agreement and, as discussed below, the HTS Biosystems, Inc. stock and license agreement. Quantech would also own the rights to certain non-ER applications of the SPR and related technologies but is not planning to pursue development of these applications in the foreseeable future.

         In January 2002, Quantech received clearance from the United States Food and Drug Administration (the "FDA") to market for public sale the FasTraQ system and a test for the pregnancy enzyme hCG. In December 2001, Quantech filed an application for a test to detect the cardiac enzymes myoglobin, troponin I and CK-MB. After reviewing the filing, the FDA requested additional data. Quantech intends to collect the data and resubmit the filing when it obtains the financing needed to expand its operations from the current minimal level of activity. Other tests and instrument modules are under development and are expected to be added to the FasTraQ system to provide the various quantitative tests the emergency department requires on an urgent basis.

         Quantech also owns a majority interest in HTS Biosystems, Inc. ("HTS"). HTS has identified and acquired proprietary detection technologies and strategic partnerships to create its PROTEOMATRIX(TM) Portfolio. From the Proteomatrix Portfolio, HTS is developing and integrating technologies to provide solutions to the Proteomics research market. The first product from this Portfolio is the FLEX CHIP Kinetic Analysis System, a novel, high throughput, label-free detection system that will be used in biotechnology research for new drug discovery and improved diagnostic tests. HTS is preparing the FLEX CHIP for market launch with its distribution partners Applied Biosystems, Inc. and Mitsubishi Chemical Corporation.

RESULTS OF OPERATIONS

         Quantech has incurred a net loss of $48,213,772 from September 30, 1991 (date of inception) through March 31, 2002 due to expenses related to formation and operation of Quantech's predecessor, Spectrum Diagnostics Inc. ("SDS") in Italy, continuing costs of raising capital, normal expenses of operating over the period since inception, funds applied to research and development, royalty payments related to the SPR technology, losses due to expenses of SDS and HTS and interest on borrowed funds. Quantech reported losses of $1,816,688 and $8,377,687 for the three months and nine months ended March 31, 2002 as compared to $3,520,337 and $8,737,703 for the same periods in 2001. The lower losses were primarily due to increased revenues and lower operating expenses at Quantech, partially offset by higher spending at HTS and higher interest expense.

         Net revenue increased to $484,603 and $853,809 for the three months and nine months ended March 31, 2002 from $28,257 and $68,257 for the same periods in 2001 due to higher shipments of evaluation systems and the amortization of licensing and distribution revenue (see Notes to Financial Statements, Note 7 - Deferred Revenue). We expect additional sales of evaluation systems and licensing and distribution revenue amortization during the remainder of the year, but do not expect revenue from the sale of commercial systems, and we remain in the development stage.

         General and administration expenses increased to $970,638 and $3,415,220 for the three months and nine months ended March 31, 2002 from $799,547 and $2,053,834 for the same periods in 2001 primarily due to expansion of HTS operations partially offset by lower spending at Quantech. Year-to-date results include a non-cash charge of $852,000 for HTS option repricing. As Quantech and HTS raise funding, complete development of their systems, prepare for market launch and begin to manufacture and distribute their products, we expect general and administration expenses to increase.

         Marketing expenses decreased to $15,673 and $182,652 for the three months and nine months ended March 31, 2002 from $346,665 and $822,461 for the same periods in 2001 due to reduced spending at Quantech. We expect marketing expenses to increase in the future as we prepare for market launch and begin to distribute our products.

         Research and development costs decreased to $1,074,008 and $5,207,398 for the three months and nine months ended March 31, 2002 from $2,577,485 and $6,391,810 for the same periods in 2001 primarily due to reduced spending at Quantech partially offset by higher spending at HTS. We expect R&D spending to increase in the future as Quantech and HTS raise funding to complete the commercial development of their systems.

         Minority interest in the HTS net loss was $0 for the three months and nine months ended March 31, 2002 as compared to ($157,282) and ($387,435) during the same periods in 2001. The accounting treatment during the current fiscal year is to fully absorb the HTS losses in the Quantech consolidated financial statements.

         Interest income decreased to $3,179 and $26,375 for the three months and nine months ended March 31, 2002 compared to $21,696 and $102,565 for the same periods in 2001 as a result of less cash on hand from the proceeds of offerings for Quantech and HTS.

         Interest expense increased to $244,151 and $452,601 for the three months and nine months ended March 31, 2002 from $3,875 and $27,855 during the same periods in 2001 as a result of higher average debt at Quantech.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2002, Quantech has raised approximately $42 million through a combination of sales of public stock, private stock and convertible debt obligations and receipts from strategic partners.

         In February 2002, Quantech raised bridge financing with net proceeds of $425,000 through the sale of convertible debentures and warrants. In early March 2002, Quantech experienced a serious cash shortage and was forced to scale back its operations. Later in March and during April it obtained $361,250 in funding through the sale of 501,923 shares of HTS stock to accredited investors and certain Quantech directors, which allowed Quantech to continue its operations. Quantech is currently seeking additional funding, including private sales of equity or debt with equity features and sales of additional HTS Biosystems stock. If we fail to obtain immediate additional financing we may have to cease operations.

         Quantech also has a bank credit facility of up to $2.5 million, in which certain of Quantech's directors participated as co-borrowers. The credit facility expires on December 5, 2002. As of May 8, 2002, $2.5 million was outstanding on this credit facility. Quantech does not anticipate receiving any significant additional funding from commercial lenders.

         We will require approximately $12 million to develop and submit to the FDA additional tests, complete customer evaluations of the FasTraQ system, establish manufacturing capabilities and prepare for sales of the FasTraQ system. We are currently reviewing multiple avenues of future funding including private sales of equity or debt with equity features or arrangements with strategic partners. There are currently no commitments for any such financing and there can be no assurance that we will obtain any capital on favorable terms, if at all. Subsequently, we will need to raise additional funding when we begin sales of our systems.

         In addition, HTS is seeking additional equity capital. An equity financing by HTS would result in a dilution of Quantech ownership of HTS. Although HTS is consolidated with Quantech for financial reporting purposes, HTS funds its own operations and does not receive funds from Quantech.

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

WE REQUIRE IMMEDIATE FINANCING TO SERVICE OUR OUTSTANDING INDEBTEDNESS AND SURVIVE. WE ALSO NEED SUBSTANTIAL ADDITIONAL FINANCING TO COMPLETE DEVELOPMENT OF THE FASTRAQ SYSTEM.

         While we have recently significantly scaled back our operations to reduce our burn rate, we currently have over $5 million in trade and other short term debt outstanding. We are not currently generating any cash from operations, and there can be no assurances that we ever will. Therefore, we need immediate additional financing to service our outstanding short term debt. Additionally, we will require significant additional financing to complete development of the FasTraQ system, submit to the FDA additional tests, complete customer evaluations of the system, establish manufacturing capabilities and prepare for commercial sales of the system. Thereafter, we will require additional capital to establish sales and marketing capacity to put us in a position to achieve a sales level sufficient to generate break-even cash flow.

         We are currently reviewing multiple avenues of short and long term funding, including private sales of equity or debt with equity features and sales of a portion of our HTS Biosystems stock. We do not currently have any commitments for any financing, and we cannot assure you that we will obtain any funds on favorable terms, if at all. Any additional equity financing by us may result in dilution to our shareholders and could depress the market price of our stock. Further, any equity financing by FasTraQ Solutions or a sale of a portion of our HTS stock would result in a dilution of our ownership in these subsidiaries. We are also pursuing a sale of our business or the licensing of all of our technology, although we have received no commitments for any such transaction. If we fail to obtain immediate additional financing to service our outstanding indebtedness or to sell the business, we may have to cease operations or be forced into bankruptcy. Likewise, if we fail to obtain the significant additional financing necessary to complete development of and thereafter commercialize the FasTraQ system, we may have to cease operations. If we were to cease operations or become bankrupt, our stock would likely become worthless.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

         We have incurred net losses in each year since inception (1991) and expect to continue to do so for the foreseeable future. We have not had any significant revenues to date. As of June 30, 2001 and March 31, 2002, we had accumulated deficits of $45,955,513 and $54,333,200 respectively. Our business model and financial prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their development stage.

         As indicated in the "going concern" statement in the independent auditor's report and Note 2 to the financial statements as of June 30, 2001, we are a development stage company which has suffered significant losses from operations, requires significant additional financing, and needs to continue development of its product, obtain FDA approval, generate significant revenues, and successfully attain profitable operations to remain a going concern. This "going concern" statement may make it more difficult for us to raise the necessary capital to allow us to continue operations.

DEVELOPMENT OF THE FASTRAQ SYSTEM IS NOT COMPLETE AND HAS BEEN SIGNIFICANTLY SCALED BACK.

Components of the FasTraQ system are under various stages of development. However, due to our current cash situation, we have had to greatly scale back our development efforts. Therefore, we cannot predict when development will be completed, if at all. Until the FasTraQ development is completed and cleared through the FDA, we do not have any salable products. Additionally, the final price that we will need to charge to cover the costs of the FasTraQ instrument and the PrePaQ test cartridges cannot be determined until development is complete and FDA clearances have been obtained. If we cannot receive FDA approval and offer the FasTraQ system with certain required features and tests at a cost acceptable to potential customers, it will be impossible for us to continue operations. Failures in any of these areas will disappoint investors and could result in a decline in our stock price thus causing investors to lose substantial money.

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

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         During February 2002, Quantech sold $500,000 of convertible debentures and warrants to accredited investors. The debentures have an interest rate of 8% per year and are due on July 31, 2002. The debentures may be converted into shares of Quantech common stock at the lesser of $0.39 per share or 80% of the closing share price for the 15 days prior to conversion. The investors also received warrants to purchase shares of Quantech common stock equal to 10% of the number of shares their debentures will convert into at an exercise price of $0.39 per share. The sale of such notes and warrants was deemed to be exempt from registration under Section 4(2) of the 1933 Act and rule 506 promulgated thereunder. Quantech paid commissions and expenses in the aggregate amount of $65,000 to a registered investment bank for acting as selling agent, and in addition issued the investment bank warrants to purchase 250,000 common shares of Quantech common stock. The purchasers acquired these securities for their own accounts and not with a view to any distribution thereof to the public.

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

                                                 QUANTECH LTD

                                                 /s/ James Lyons
                                                 ---------------
                                                 James Lyons
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer



Date: May 15, 2002